Form 10-K
period 2021-12-31
Murphy Canyon Acquisition Corp.
filed 2022-03-29
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

MURPHY CANYON ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-41245	87-3272543
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

4995 Murphy Canyon Road, Suite 300 San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code: 760-471-8536

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Units, each consisting of one share of Class A Common Stock and one Redeemable Warrant	MURFU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	MURF	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	MURFW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 28, 2022, there were 13,979,000 shares of Class A common stock, $0.0001 par value, and 3,306,250 shares of Class B common stock, $0.0001 par value, of the Company issued and outstanding. The registrant was not a public company as of June 30, 2021 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates on such date.

i

CERTAIN TERMS

Unless otherwise stated in this annual report on Form 10-K, or the context otherwise requires, references to:

● “A.G.P” are to A.G.P./Alliance Global Partners;

● “common stock” are to our shares of Class A common stock and our Class B common stock;

● “founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering;

● “initial public offering” are to our offering of units that was consummated on February 7, 2022, with each unit consisting of one share of Class A common stock and one public warrant for total gross proceeds of $132.25 million,

● “initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

● “management” or our “management team” are to our officers and directors;

● “placement units” are to the units purchased by our sponsor in the private placement;

● “private placement” are to the private placement of 754,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $7,540,000, which occurred immediately prior to our initial public offering;

● “public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

● “public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

● “public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market);

● “representative” are to A.G.P./Alliance Global Partners, which was the representative of the underwriters in our initial public offering;

● “sponsor” are to Murphy Canyon Acquisition Sponsor, LLC., a Delaware limited liability company and a wholly owned subsidiary of Presidio Property Trust, Inc., a Maryland corporation whose securities are publicly traded on the Nasdaq Stock Market, LLC under the trading symbols “SQFT”, “SQFTP” and “SQFTW”;

● “underwriters” are to the underwriters of our initial public offering, for which A.G.P. acted as representative;

● “warrants” are to our redeemable warrants, which includes the public warrants as well as the warrants included in the placement units and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees; and

● “we,” “us,” “company” or “our company” are to Murphy Canyon Acquisition Corp.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses in our target industry or otherwise;

●	our ability to complete our initial business combination in our target industry or otherwise;

●	our expectations around the performance of the prospective target business or businesses in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space, which we may refer to as “Proptech” businesses;

iii

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	the requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadlines;

●

our ability to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless;

●	a determination that we are an investment company under the Investment Company Act;

●	a potential business combination with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings;

●	issuance of debt securities, or otherwise incurring substantial debt, to complete an initial business combination;

●	dependence on key personnel;

●	the delisting of our securities by Nasdaq;

●	conflicts of interest between us, our sponsor and our officers and directors;

●	lack of protections afforded to investors of blank check companies;

●	shares being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	warrants’ and founder shares’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	adverse effect of registration rights on the market price of our common stock;

●	the impact of COVID-19 and related risks;
●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations; tax consequences to business combinations; and

●	exclusive forum provisions in our amended and restated certificate of incorporation, or the certificate of incorporation.

iv

PART I

Item 1. Business

Introduction

We are a recently organized blank check company incorporated on October 19, 2021 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. While we may pursue an initial business combination target in any stage of our corporate evolution or in any industry or sector, we are focusing our search on identifying businesses in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space, which we may refer to as “Proptech” businesses. We define Proptech businesses broadly as those applying innovative digital technologies and technology-enhanced services and solutions to the identification, design, development, construction, operation, underwriting, acquisition, leasing, financing, management and disposition of real estate properties. Leveraging our sponsor’s management team and directors’ deep and global real estate expertise and extensive network of relationships, we intend to identify innovative companies that have the potential to disrupt different aspects of the real estate industry or related industries and to transform how stakeholders relate to real estate in the future. These stakeholders include brokers, investors, lenders, operators, municipalities, service providers, owners, residents and tenants. Our sponsor and management team have a proven track record in identifying opportunities in the real estate industry that have generated attractive risk-adjusted returns.

On February 7, 2022, we consummated our initial public offering of an aggregate of 13,225,000 units, including full exercise of the underwriters’ over-allotment option, at $10.00 per unit. The gross proceeds of the offering were $132.25 million. Simultaneously with the consummation of the initial public offering, we consummated the private placement of 754,000 units to the sponsor, which amount included 69,000 private placement units purchased by the sponsor in connection with the underwriters’ exercise of their overallotment option in full, at a price of $10.00 per private placement unit, generating gross proceeds of approximately $7.54 million.

Following the closing of the Initial Public Offering on February 7, 2022, an amount of $139,790,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in the Trust Account. This resulted in an overfunding of the Trust Account of $4,895,000. As such, subsequent to the initial funding of the Trust Account, $2,000,000 was transferred to the Company’s operating cash account and $2,895,000 was used to pay offering costs. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes (less up to $100,000 interest to pay dissolution expenses), the funds held in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the consummation of our initial public offering or up to 18 months if we extend the period of time to consummate a business combination, at our election by two separate three month extensions, subject to satisfaction of certain conditions, including the deposit of up to $1,322,500 for each three month extension, into the Trust Account, or as extended by our stockholders in accordance with our Certificate of Incorporation) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of our public shares if we are unable to complete our initial business combination within 12 months from the consummation of our initial public offering or up to 18 months if we extend the period of time to consummate a business combination, at our election by two separate three month extensions, subject to satisfaction of certain conditions, including the deposit of up to $1,322,500 for each three month extension, into the Trust Account, or as extended by our stockholders in accordance with our Certificate of Incorporation), subject to applicable law.

Investment Thesis and Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and that can benefit from their and our sponsor’s operational expertise. Our selection process will leverage our management teams’ broad and deep relationship network, unique industry experiences and proven deal sourcing capabilities to access a broad spectrum of differentiated opportunities. The businesses we seek to acquire offer innovative software, hardware, products, operations or services that are technologically equipped to improve property ownership; property financing; property transactions; property valuation; property operations; property management; leasing; property insurance; real estate asset management and investment management; and design, construction and development. Our management team will seek to leverage their access to proprietary deal flow, sourcing capabilities and network of industry contacts to generate business combination opportunities.

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Property Technology. We will seek to focus our search on identifying transformative, technology-driven businesses targeting the real estate sector that can benefit from the leading brand, operational expertise and global network of our sponsor and management team in the real estate industry. Our management team has developed significant experience at Presidio Property Trust, Inc. in evaluating transaction candidates across many stages of the real estate investment and business life cycles, and we will seek to capitalize on that multifaceted expertise in sourcing and assessing potential business combination targets.

●	Value Creation. We intend to focus our efforts on identifying one or more later-stage businesses that we believe have significant potential for attractive risk-adjusted returns for shareholders, weighing potential growth opportunities and operational improvements in the target business against any identified downside risks.

●	Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of organic growth, potential to leverage competitive advantages and innovation through our expertise and scale as a vertically integrated real estate platform.

●	Benefit From Presidio Property, Inc.’s Proven Platform. We intend to acquire one or more businesses that we believe will benefit from Presidio Property, Inc.’s differentiated industry network, brand and proprietary value-creation capabilities in order to improve financial performance and business planning.

●	Competitive Position. We will seek to acquire one or more businesses that demonstrate advantages when compared to their competitors, including the potential to disrupt the market through technology driven transformation, defensible proprietary technology, strong adoption rates, and low or manageable risks of technological obsolescence.

●	Management Team. We will seek to invest in one or more businesses that have proven management teams with a compelling strategy of selling their product and recruiting talent.

●	Benefit from Being a Public Company. We intend to invest in one or more businesses that will benefit from being publicly listed and can effectively utilize the broader access to capital and the public profile to grow and accelerate shareholder value creation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the Securities and Exchange Commission (the “SEC”).

Competitive Strengths

We intend to capitalize on the following competitive advantages in our pursuit of a target company or companies:

●

Leadership of an Experienced Management Team.

We believe our management team will provide us with a significant pipeline of opportunities from which to evaluate potential business combinations. Our management team provides a combination of a proprietary sourcing network and deep industry, mergers and acquisition, and capital markets expertise.

Our management team is led Jack K. Heilbron, who has over 40 years of experience in real estate due diligence, mergers and acquisitions, and real estate management. He has previously served as a director of an investment company registered under the Investment Company Act of 1940. We believe that his business acumen and experience, which demonstrate his ability to identify opportunities and enhance value, will help facilitate our business acquisition strategy.

Our Chief Financial Officer, Adam Sragovicz, has over 25 years of experience in treasury and investment analysis, equity and debt management, strategic risk and reward analysis as well as portfolio management. We believe that Mr. Sragovicz brings a unique background to oversee the Company’s accounting and financial reporting matters through a wealth of experience in SEC reporting, finance, accounting, and building and integrating internal control structures in high growth environments which will provide accurate and reliable financial and operations reporting and internal control structures for successfully acquired domestic and international acquisition targets.

Ed Bentzen, our Chief Accounting Officer, brings over 17 years of professional experience in accounting and finance for both public and private companies, including seven years of experience in SEC reporting, control processing experience at publicly traded companies]. We believe that Mr. Bentzen’s expertise in financial reporting will prove invaluable in evaluating acquisition targets and ensuring a smooth business combination process.

●	Access to established and proven solution. We believe the business relationships with our sponsor’s corporate parent, Presidio Property Trust, Inc., will provide significant value enhancement to acquisition targets from both daily human capital management and cost efficiency perspectives.

●	Established Deal Sourcing Network. We believe the strong track record of our management team will provide access to quality initial business combination partners. In addition, through our management team, we believe we have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on business arrangements. These contacts and sources include those in private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants.

●	Status as a Publicly Listed Acquisition Company. We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our stockholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe our target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company.

●	A.G.P. Brings Deal Flow and Extensive Understanding of Capital Markets and Public Market Investors. We will be supported by A.G.P. and its team of investment banking professionals, each of whom have meaningful transaction experience, including corporate finance, mergers and acquisitions, equity and debt capital markets, strategic consulting, and operations. A.G.P. has developed an extensive network of contacts and corporate relationships which we believe will provide us with an important source of initial business combination opportunities as well as assistance with potential future financing needs. A.G.P. is a leading advisor to public company boards of directors and executives, including technology companies, on matters of public markets capital raising, corporate strategy, and M&A. We believe that the significant knowhow of A.G.P. will allow us to effectively gauge target companies that possess a readiness for being public, as well as to support their executives in the process of going public.

Industry Opportunity

While we may acquire a business or businesses in any industry, our focus will be on companies in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space, which we may refer to as “Proptech” businesses. We believe that our target industry is attractive for a number of reasons, including the following:

Large Addressable Market. Real estate investment represents a significant segment of the global economy. Global real estate was worth over $280 trillion (by asset value), larger than equity, debt, or gold (combined), and more than 3.5 times the total global gross domestic product in 2017, according to Savills Inc. According to Forbes, real estate contributed $3.5 trillion to the U.S. gross domestic product in 2018. Within the real estate industry, Proptech businesses have a large addressable market targeting landlords, tenants, developers, operators, managers, brokers, investors, lenders, architects, engineers, and general contractors. We believe the acquisition of one or more Proptech businesses can serve as a platform for expansion, both organically and through further acquisitions.

Innovative Technology Trends. Real estate has traditionally been a human capital and resource-intensive sector, but technology has become a strategic imperative as owners seek ways to increase the efficiency of their assets. We believe new technologies that create efficiencies in the value chain will reduce transaction costs and improve information flow. Innovation is being driven by increased rates of technology adoption, provided by both incumbent firms and disruptive new entrants that are building vertical solutions and new consumer-facing technologies for the real estate industry. Examples of innovative technology trends driving technological transformation in the real estate sector include: artificial intelligence and machine learning, data and analytics, cloud technologies, the Internet of Things, virtual and augmented reality, financial and mortgage technologies, 5G, automation and robotics, 3D printing, and modular construction. Digital transformation has also enabled new business models including iBuying, co-working, flexible warehousing, and crowdfunding.

Accelerating Market Growth. Over the last two decades, Proptech has evolved from tools and platforms that facilitated enhanced information transparency to more robust and innovative technologies that can drive meaningful operational efficiencies and safety enhancements. The total global investment in Proptech businesses has grown at a pace substantially above the rate of inflation in the recent past, with approximately $66 billion invested in Proptech since 2010, of which approximately $63 billion has been invested since 2015 and approximately $43 billion since 2018. We expect this growth to continue over the years to come, given the increased rates of technology adoption we are seeing in the real estate industry.

Broad Universe of Potential Targets. We currently intend to focus our investment effort broadly across Proptech businesses, although we may pursue an acquisition opportunity in any industry or geographic region. We believe that our investment and operating expertise in the real estate industry and across multiple asset classes and geographies will offer us a large, addressable universe of potential targets. The diversity of the target universe and the number of largely uncorrelated sub-sectors maximizes the likelihood that our management team will identify and execute an attractive transaction.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to focus on companies that provide value-added services that we believe:

●	have market leadership positions in their respective products and services;

●	have an attractive risk profile, including revenues under long-term contracts and/or a strong backlog of business;

●	have attractive organic and inorganic growth opportunities which may be accelerated with our expertise and/or access to a public listing;

●	can benefit from an improved capital structure or streamlined ownership structure;

●	would benefit from a relationship with a public company; and

●	offer an attractive risk-adjusted return for our stockholders.

We intend to seek targets with an aggregate combined enterprise value of approximately $300 million to $1.2 billion, based upon widely accepted valuation standards and methodologies. We believe targeting companies in this “middle market” will provide the greatest number of opportunities for investment.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant. In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information that will be made available to us.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, or if we are considering an initial business combination with an entity that is affiliated with A.G.P., our sponsor, directors or officers, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We are not prohibited from consummating an initial business combination with an entity that is affiliated with A.G.P., our sponsor, officers or directors, provided, however, that, pursuant to our certificate of incorporation, if we do, we, or a committee of our independent directors, must obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. Further, our sponsor’s corporate parent, Presidio Property Trust, Inc., is not formally constrained in any way from pursuing acquisitions or business combinations that could be suitable transactions for us. While we do not believe it is likely that Presidio Property Trust, Inc., will compete against us for suitable acquisition targets based upon our management’s understanding of Presidio Property Trust, Inc.’s current business model, it is possible that a potential business combination could arise that would be suitable for us and Presidio Property Trust, Inc., giving rise to a conflict of interest. If such a circumstance were to occur, we anticipate that our board of directors would recuse any conflicted members of our management from taking any role in the consideration of such a transaction and, to the extent necessary, retain appropriate qualified, non-conflicted personnel to advise us in accordance with the provisions of our certificate of incorporation relating to transactions with affiliates. Such an eventuality could increase the costs associated with evaluating a target business. Our board of directors has established a code of ethics that includes a conflict of interest policy intended to ensure timely disclosure and avoidance of activities and relationships that conflict with the interests of the Company.

Initial Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information that will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, Murphy Canyon Acquisition Sponsor, LLC, its corporate parent, Presidio Property Trust, Inc., or any of our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, its corporate parent, or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team will directly or indirectly own founder shares and/or private placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination. However, subject to any pre-existing contractual or fiduciary obligations, our sponsor and officers and directors will offer all suitable business combination opportunities within the real estate industry (and other related sectors, as discussed elsewhere in this annual report) to us before any other person or company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation).

All of our officers are employed by our sponsor’s corporate parent, Presidio Property Trust, Inc. Our sponsor is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination.

Murphy Canyon Acquisition Sponsor, LLC, Presidio Property Trust, Inc., and each of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. We do not believe, however, that any fiduciary duties or contractual obligations of our sponsor, its corporate parent, and our officers or directors will materially affect our ability to complete our initial business combination. Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Sourcing of Potential Initial Business Combination Targets

We believe the industry experience and business relationships of our sponsor’s corporate parent, Presidio Property Trust, Inc., will allow for a wide range of evaluation of targets for our business combination. Our sponsor’s corporate parent, with many decades of experience in the real estate industry and related industries, should be able to assist with accessing, and the vetting of, quality targets. While we are an entirely separate company from Presidio Property Trust, Inc., with a fully independent Board except for Jack K. Heilbron and Adam Sragovicz, (and no overlapping officers aside from our CEO, Jack K. Heilbron, our CFO, Adam Sragovicz, and our CAO, Ed Bentzen), we expect to benefit from our sponsor’s corporate parent’s position in the industry.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.

Members of our management team and our independent directors directly or indirectly own founder shares and/or placement units following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. As discussed above, however, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination initially in the amount of $135,160,250 after payment of $4,628,750 of deferred underwriting fees, before fees and expenses associated with our initial business combination (other than deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of the offering and the sale of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, or if we are considering an initial business combination with an entity that is affiliated with A.G.P., our sponsor, directors or officers, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will virtually have unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or applicable stock exchange listing requirements, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

●

any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.20 per public share. Our sponsor, officers and directors will enter into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq we will be required to comply with such rules.

If stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares held by them and any public shares acquired during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 261,063, or approximately 2%, of the 13,225,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming only the minimum number of shares representing a quorum are voted). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our certificate of incorporation provides that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many special purpose acquisition companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the stockholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our certificate of incorporation provides that we will have only 12 months from the closing of the our initial public offering to complete our initial business combination (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation) to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of the offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation). However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within 12 months from the closing of the offering (or up to 18 months from the closing of the offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation).

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of the offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001, either immediately prior to or upon consummation of our initial business combination, and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,565,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,565,000 from the proceeds of the offering and the sale of the placement units with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,565,000, we may fund such excess with funds from the funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,565,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of the offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of the offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 12 months from the closing of the offering (or up to 18 months from the closing of the offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 12th month (or up to 18th month from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of the offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 12 months from the closing of the offering (or up to 18 months from the closing of the offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our certificate of incorporation, like all provisions of our certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, including the financial statements, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to our Search for, Consummation of, or Inability to Consummate,

a Business Combination and Post-Business Combination Risks

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by applicable law or stock exchange requirements, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our sponsor, officers and directors will agree to vote any founder shares held by them, as well as any public shares they may have acquired after our initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 261,063, or approximately 2%, of the 13,225,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming only the minimum number of shares representing a quorum are voted). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation). Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our certificate of incorporation will provide that we must complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. Further, if the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years and especially in the last several months, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination.

Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either deliver their stock certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 12 months from the closing of this (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation), subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the placement units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of our initial public offering and the sale of the placement units and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

The representative may have a conflict of interest if they render services to us in connection with our initial business combination.

We may elect to engage A.G.P. (who was the representative of the underwriters of our initial public offering) to assist us in connection with our initial business combination. A portion (3.5%) of the representatives’ discounts and commissions is not payable unless the Company completes its initial business combination. Therefore, if the representative provides services to us in connection with our initial business combination, these financial interests may result in the representative having a conflict of interest when providing such services to us.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the placement units not being held in the Trust Account are insufficient to allow us to operate for at least the 12 months following the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation), we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account to fund our working capital requirements may not be sufficient to allow us to operate for at least the 12 months following the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation), assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our initial public offering, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the 12 months following such closing (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the placement units not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the placement units, only approximately $1,565,000 will be available to us initially outside the Trust Account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $1,565,000, we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. The amount held in the Trust Account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $1,565,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,150,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.20 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor will agree that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.20 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.20 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (i) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation), our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our Trust Account and our warrants will expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of our initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock upon the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders, and their permitted transferees can demand that we register the resale of the founder shares, the placement units, the shares of Class A common stock issuable upon exercise of the placement units and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such shares of Class A common stock, warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete an initial business combination with companies in the Proptecch industry but may also pursue other business combination opportunities, except that we will not, under our certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

Although we intend to focus on identifying companies in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space, which we may refer to as “Proptech” businesses, we will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange requirements, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain a fairness opinion and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an entity affiliated with the representative, our sponsor, directors or officers, or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

A conflict of interest may arise if we seek an initial business combination with an entity that is also an acquisition target of our sponsor’s corporate parent, Presidio Property Trust, Inc. .

Our sponsor’s corporate parent, Presidio Property Trust, Inc., is also engaged in the real estate business, and is not formally constrained in any way from pursuing acquisitions or business combinations that could be suitable transactions for the Company. We do not believe it is likely that Presidio Property Trust, Inc. will compete against the Company for suitable acquisition targets based upon our management’s understanding of Presidio Property Trust, Inc. current business model. Nevertheless, it is possible that a potential business combination could arise that would be suitable for both the Company and Presidio Property Trust, Inc., giving rise to a conflict of interest. If such a circumstance were to occur, we anticipate that the board of directors would recuse any conflicted members of our management from taking any role in the consideration of such a transaction and, to the extent necessary, retain appropriately qualified, non-conflicted personnel to advise us in accordance with the provisions of our certificate of incorporation relating to transactions with affiliates and our conflict of interest policy.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, the sale of the placement units, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our initial public offering and the sale of the placement units, $136,460,000 will be available to complete our initial business combination and pay related fees and expenses.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants (which may include public warrants acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market). In addition, our certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.

To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our certificate of incorporation will provide that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the placement units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our certificate of incorporation. Our sponsor, which owns 23.39% of our common stock, will participate in any vote to amend our certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our certificate of incorporation.

Our sponsor, officers and directors will agree, pursuant to a written agreement with us, that they will not propose any amendment to our certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we will enter into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Our letter agreement with our sponsor, directors, director nominees and officers may be amended without stockholder approval.

Our letter agreement with our sponsor, directors, director nominees and officers contains provisions relating to transfer restrictions of our founder shares and placement units, indemnification of the Trust Account, waiver of redemption rights and participation in liquidation distributions from the Trust Account. This letter agreement may be amended without stockholder approval (although releasing the parties from the restriction not to transfer our founder shares for a period of six months following the date we complete our initial business combination except in certain circumstances will require the prior written consent of the underwriters). While we do not expect our board to approve an amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to this agreement. Any such amendments to the letter agreement would not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target, but intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.20 per share on the liquidation of our Trust Account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share,” under certain circumstances our public stockholders may receive less than $10.20 per share upon the liquidation of the Trust Account.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon the closing of our initial public offering, our sponsor will own shares representing 20% of our issued and outstanding shares of common stock (assuming they do not purchase any units in our initial public offering). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any units in our initial public offering or if our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. Additionally, we may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Our sponsor paid an aggregate of $25,000 for the founder shares, or approximately $0.008 per founder share. As a result of this low initial price, our sponsor and our management team stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders.

As a result of the low acquisition cost of our founder shares, our sponsor, its affiliates and our management team could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our certificate of incorporation will provide that we must complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. Further, if the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either deliver their stock certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation), subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

If our management team following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our founding team may resign from their positions as officers or directors of the company and the management of the business combination partner may assume the roles of executive officers and directors of our company. Such officers and directors may not be familiar with United States securities laws. If our new management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

As we may acquire a business or businesses located outside of the United States as part of our initial business combination, the economic, political and social conditions, as well as government policies, of the country in which our operations would be located following our initial business combination could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause our target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. business as part of our initial business combination, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the U.S. to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A reorganization that does not qualify as tax-free could result in the imposition of substantial taxes on holders of our securities.

Risks Relating to our Sponsor and Management Team

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of the consummation of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business and our officers and directors may become officers or directors of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even prior to us entering into a definitive agreement for our initial business combination. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, our sponsor, Murphy Canyon Acquisition Sponsor, LLC., and its corporate parent, Presidio Property Trust, Inc., as well as other entities affiliated with our officers and directors, may also invest in companies or businesses within the real estate industry, including those that focus on construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space, which we may refer to as “Proptech” businesses. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors and officers also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as described herein and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On November 16, 2021, Murphy Canyon Acquisition Sponsor, LLC, our sponsor, purchased 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On January 26, 2022 our sponsor surrendered and forfeited 1,006,250 founder shares for no consideration, following which our sponsor held 3,306,250 founder shares at approximately $0.008 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering (excluding the placement units and underlying securities). The founder shares will be worthless if we do not complete an initial business combination. Our sponsor 754,000 placement units for an aggregate purchase price of $7,540,000. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share. Our Sponsor has agreed to transfer, but has not yet transferred, an aggregate of 45,000 placement units (15,000 each) to each of our three independent directors. These securities will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares held by them in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Risks Relating to Our Securities

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities were listed on the Nasdaq Global Market, a national securities exchange, upon consummation of our initial public offering. Although we met the minimum initial listing standards of Nasdaq, which generally only requires that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to redeem all such shares in excess of 15% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the issuance of the shares of common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares of common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering.

If you exercise your warrants on a “cashless basis,” you will receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the issuance of the shares of common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our certificate of incorporation authorizes the issuance of up to 110,000,000 shares of common stock, consisting of (i) 100,000,000 shares of Class A common stock, $0.0001 par value, (ii) 10,000,000 shares of Class B common stock, $0.0001 par value, and (iii) 1,000,000 shares of undesignated preferred stock, $0.0001 par value per share. Immediately after our initial public offering and the sale of the placement units, there was 86,021,000 authorized but unissued shares of Class A common stock, which amount does not take into account the shares of common stock reserved for issuance upon exercise of outstanding warrants.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our certificate of incorporation will provide that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). However, our certificate of incorporation will provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our certificate of incorporation, like all provisions of our certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Unlike many other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our initial public offering and related to the closing of the initial business combination, the number of founder shares held by the sponsor will be adjusted so that it will equal, in the aggregate, 20% of the total number of all outstanding shares of Class A common stock upon completion of the initial business combination, excluding the shares of Class A common stock underlying the placement units, and any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent units and their underlying securities issued to our sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Vstock Transfer, LLC, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in our prospectus for our initial public offering, or defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants (which may include public warrants acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market). Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the reported last sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants and founder shares may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 13,225,000 shares of common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued placement units, in a private placement, consisting of an aggregate of 754,000 placement units. Our initial stockholders currently own an aggregate of 3,306,250 founder shares. In addition, if our sponsor makes any working capital loans, up to $1,150,000 of such loans may be converted into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. To the extent we issue shares of common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The placement units are identical to the units sold as part of the units in our initial public offering except that that the placement units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of our initial business combination except to permitted transferees, the purchasers of the placement units waive any and all rights and claims that they may have to any proceeds, and any interest thereon, held in the Trust Account in respect of the common stock underlying such placement units in the event that a business combination is not consummated. The placement units also have registration rights. Additionally, the warrants underlying the placement units shall contain a cashless exercise provision and shall be non-redeemable while held by the initial purchasers thereof or their permitted assignees. There will be no underwriting fees or commissions due with the respect to the private placement.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

(i)	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share;

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The determination of the offering price of our units, the size of our initial public offering and the terms of the units is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to our initial public offering there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of our initial public offering, management held customary organizational meetings with the representative of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our initial public offering, prices and terms of the units, including the Class A common stock and warrants underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;

●	prior offerings of those companies;

●	our prospects for acquiring an operating business;

●	a review of debt to equity ratios in leveraged transactions;

●	our capital structure;

●	an assessment of our management and their experience in identifying operating companies;

●	general conditions of the securities markets at the time of our initial public offering; and

●	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price, size and terms of the units is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Stockholders therefore have no access to information about prior market history on which to base their investment decision. Following our initial public offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Provisions in our certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our certificate of incorporation will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

General Risk Factors

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results, and we will not commence operations until obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

Past performance by our management team may not be indicative of future performance of an investment in us.

Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. None of our directors has experience with blank check companies or special purpose acquisition companies. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our ability to consummate a business combination and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the rules adopted by the Securities and Exchange Commission, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the rules adopted by the Securities and Exchange Commission, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A common stock held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. Our executive offices are located at 4995 Murphy Canyon Road, Suite 300, San Diego, CA 92123 and our telephone number is 760-471-8536.

Item 3. Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us, any of our property, or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, common stock and warrants are traded on the Nasdaq Capital Market under the symbols “MURFU,” “MURF,” and “MURFW,” respectively. Our units commenced public trading on February 3, 2022 and our common stock and warrants commenced public trading on March 28, 2022.

(b) Holders

On March 28, 2022, there were five holders of record of our common stock.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales of Equity Securities

No underwriting discounts or commissions were paid with respect to the below issuances, which were conducted as non-public transactions and, as transactions by an issuer not involving a public offering, are exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On November 16, 2021, Murphy Canyon Acquisition Sponsor, LLC, our sponsor, purchased 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On January 26, 2022, the Sponsor surrendered and forfeited 1,006,250 Founder Shares for no consideration, following which the Sponsor holds 3,306,250 Founder Shares.

Simultaneously with the closing of the initial public offering, we consummated the private sale to the sponsor of 754,000 units at a price of $10.00 per unit for total proceeds of $7,540,000. Each unit is comprised of one Class A share and one warrant. Each warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The private placement units are identical to the units sold in the initial public offering, except that (a) the private placement units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of the Company’s initial business combination except to permitted transferees and (b) the warrants and rights included as a component of the private placement units, so long as they are held by the sponsor or its permitted transferees, will be entitled to registration rights, respectively.

Use of Proceeds

On February 7, 2022, we consummated our initial public offering of 13,225,000 units, which included 1,725,000 units issued pursuant to the full exercise by the underwriters of their over-allotment option. Each unit consists of one share of Class A common stock, par value $0.0001 per share, and one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $ 132,250,000. A.G.P. acted as sole book-running manager and The Benchmark Company, LLC acted as co-manager of the initial public offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-262036). The SEC declared the registration statements effective on February 2, 2022.

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 754,000 placement units to the sponsor at a purchase price of $10.00 per placement unit, generating gross proceeds to us of $7,540,000. This issuance of placement units was be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The placement units are identical to the units sold in the initial public offering, except that (a) the placement units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of the Company’s initial business combination except to permitted transferees and (b) the warrants and rights included as a component of the placement units, so long as they are held by the sponsor or its permitted transferees, will be entitled to registration rights, respectively. Following the closing of the initial public offering, an amount of $139,790,000 from the net proceeds of the sale of the units in the initial public offering and the sale of the placement units to the sponsor was to be placed in a Trust Account. This resulted in an overfunding of the Trust Account of $4,895,000. As such, subsequent to the initial funding of the Trust Account, $2,000,000 was transferred to our operating cash account and $2,895,000 was used to pay offering costs, including $2,745,000 of underwriting discounts and expenses.   The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations.

In connection with the initial public offering, we incurred $7,738,161 in transaction costs, including $2,645,000 of underwriting discounts and commission, $4,628,750 of deferred underwriting fees and $464,411 of other offering costs.

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in our final prospectus dated February 2, 2022 and filed with the SEC on February 4, 2022.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a newly organized blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While our efforts to identify a target business may span many industries and regions worldwide, we intend to focus our search for prospects within the real estate industry. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of existing shareholders;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock and warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2021, we had $48,555 cash and deferred offering costs of $108,962. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2021 were organizational activities and those necessary to consummate our initial public offering. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after our initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $4,381 which consists of formation costs.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2021, we had $48,555 in cash and a working capital deficit of $88,343 (excluding deferred offering costs). We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Our liquidity needs have been satisfied prior to the completion of our initial public offering through a capital contribution from our sponsor of $25,000 for the founder shares and up to $300,000 in loans available from our sponsor under an unsecured promissory note. We received net proceeds of $136,460,000 from (i) the sale of the units in the initial public offering, after deducting offering expenses of approximately $685,000, underwriting commissions of $3,450,000 (excluding deferred underwriting commissions of $4,628,750), and (ii) the sale of the placement units for a purchase price of $7,540,000. Of this amount, $134,895,000 is held in the Trust Account. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining approximately $1,565,000 are not held in the Trust Account. In the event that our offering expenses exceed our estimate of $1,565,000, we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,565,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our initial business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of our initial public offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the initial public offering held outside of the Trust Account or from interest earned on the funds held in our Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $1,565,000 of proceeds held outside the Trust Account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,150,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We expect our primary liquidity requirements during that period to include approximately $500,000 legal, accounting, due diligence, travel, and other expenses in connection with any business combination; $150,000 for legal and accounting fees related to regulatory reporting obligations $120,000 for Payment for office space, utilities and secretarial and administrative support ($10,000 per month for up to 12 months); $600,000 for D&O Insurance; $195,000 for working capital to cover miscellaneous expenses.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Controls and Procedures

We are not currently required to evaluate and report on an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

●	staffing for financial, accounting and external reporting areas, including segregation of duties;

●	reconciliation of accounts;

●	proper recording of expenses and liabilities in the period to which they relate;

●	evidence of internal review and approval of accounting transactions;

●	documentation of processes, assumptions and conclusions underlying significant estimates; and

●	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financial reporting.

Once our management’s report on internal controls is complete, we will retain our independent registered public accounting firm to audit and render an opinion on such report when required by Section 404 of the Sarbanes-Oxley Act. The independent registered public accounting firm may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the initial public offering and the sale of the placement units held in the Trust Account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Related Party Transactions

On November 16, 2021, Murphy Canyon Acquisition Sponsor, LLC, our sponsor, purchased 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On January 26, 2022 our Sponsor surrendered and forfeited 1,006,250 founders shares for no consideration, following which our sponsor holds 3,306,250 founders shares, or approximately $0.008 per share. The number of founder shares issued was determined based on the expectation that such founder shares would The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Commencing on the date of our initial public offering, we agreed to pay Murphy Canyon Management Group, Inc., an affiliate of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On November 4, 2021 our sponsor loaned us $300,000 to be used for a portion of the expenses of the initial public offering. These loans are non-interest bearing, unsecured and were repaid upon the closing of the initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,150,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

In connection with the initial public offering, our sponsor purchased 754,000 placement units for an aggregate purchase price of $7,540,000. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share. Our Sponsor has agreed to transfer, but has not yet transferred, an aggregate of 45,000 placement units (15,000 each) to each of our three independent directors. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares, or placement units, which will expire worthless if we do not consummate a business combination within 12 months from the closing of the initial public offering (or up to 18 months from the closing of the initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation). The placement units are identical to the units sold in the initial public offering except that the placement units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of our initial business combination except to permitted transferees, the purchasers of the placement units waive any and all rights and claims that they may have to any proceeds, and any interest thereon, held in the Trust Account in respect of the common stock underlying such placement units in the event that a business combination is not consummated. The placement units are entitled registration rights. Additionally, the warrants underlying the placement units contain a cashless exercise provision and shall be non-redeemable while held by the initial purchasers thereof or their permitted assignees. There will be no underwriting fees or commissions due with the respect to the private placement.

Our sponsor has agreed to waive their redemption rights with respect to their founder shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the completion of the initial public offering (or up to 18 months from the closing of the initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation) and (iii) if we fail to consummate a business combination within 12 months from the completion of the initial public offering (or up to 18 months from the closing of the initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation) or if we liquidate prior to the expiration of the 12-month period. However, our initial stockholders will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the 12-month period.

Pursuant to a registration rights agreement we entered into with our initial stockholders, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of units issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

As of December 31, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this report, our current directors and executive officers are as follows:

Name	Age	Position
Jack K. Heilbron	71	Chief Executive Officer, President, and Chairman
Adam Sragovicz	52	Chief Financial Officer, Treasurer, and Director
Ed Bentzen	45	Chief Accounting Officer
Francis Knuettel II	55	Director
Chele Chiavacci Farley	54	Director
Richard E. Feinberg	74	Director

Jack K. Heilbron

Mr. Heilbron has been our Chief Executive Officer since the Company’s inception. Mr. Heilbron has served as a director and Chief Executive Officer and President of Presidio Property Trusty Inc. since its inception in February 2010. Mr. Heilbron also has served as Chairman, CEO and President of NetREIT Dubose since its inception, and has served as CEO and/or President of NetREIT Advisors, LLC, Dubose Advisors, LLC, and NTR Property Management, Inc. since their inceptions, all of which are Company affiliated entities. Mr. Heilbron was a founding officer, director, and stockholder of the former CI Holding Group, Inc. and of its subsidiary corporations (Centurion Counsel, Inc., Bishop Crown Investment Research Inc., PIM Financial Securities Inc., Centurion Institutional Services Inc. and CHG Properties, Inc.) and currently serves as Chairman and CEO of Centurion Counsel, Inc., a licensed investment advisor. He also served as a director of the Centurion Counsel Funds, an investment company registered under the Investment Company Act of 1940, from 2001 until 2005. From 1994 until its dissolution in 1999, Mr. Heilbron served as the Chairman and/or director of Clover Income and Growth REIT. Mr. Heilbron graduated with a B.S. degree in Business Administration from California Polytechnic College, San Luis Obispo, California. Based on his experience as a director and his experience with other REITs, the Nominating and Corporate Governance Committee determined that Mr. Heilbron is qualified to serve on the Board of Directors.

Adam Sragovicz

Mr. Sragovicz has been our Chief Financial Officer since the Company’s inception. Mr. Sragovicz has been a director of the Company since December 2021. Mr. Sragovicz has been the Chief Financial Officer of Presidio Property Trust, Inc. since January 11, 2018. He previously served as Senior Vice President, Finance of Presidio Property Trust, Inc. since May 2017. Before joining Presidio Property Trust, Inc., Mr. Sragovicz served as Treasurer of Encore Capital Group from 2011 to 2017, where he was responsible for global capital raising, foreign exchange risk management and cash management. Mr. Sragovicz has also held capital markets, finance, and treasury management positions with KPMG, Union Bank of California / MUFG and Bank of America Merrill Lynch. Mr. Sragovicz is the Director of the Yale Alumni Schools Committee in San Diego and previously sat on the board of Congregation Adat Yeshurun. Mr. Sragovicz is a graduate of Yale University with a Bachelor of Arts degree in Soviet and Eastern European Studies, with a concentration in Economics.

Ed Bentzen

Mr. Bentzen has been our Chief Accounting Officer since the Company’s inception. Mr. Bentzen has been the Chief Accounting Officer of Presidio Property Trust, Inc. March 2021. Prior to that, Mr. Bentzen served as Chief Financial Officer and Chief Operations Officer for Crystal View Capital Management in 2020, as a Chief Financial Officer / Finance consultant for various clients (including real estate development companies) from 2018 to 2020, and as Chief Financial Officer for The Parking REIT (formerly MVP REIT and MVP REIT II) from 2016 to 2018. Prior to these roles, Mr. Bentzen held senior and/or accounting roles at Western Funding, Inc., Vestin Group, Inc., and a local CPA firm in Las Vegas, Nevada. In addition, Mr. Bentzen worked as a Senior Internal Auditor at Ameristar Casinos, Inc. (formerly Nasdaq: ASCA). He holds a Bachelor of Science degree in Hotel Administration, with an emphasis in Gaming, and a Master of Science degree in Accountancy, from University of Nevada, Las Vegas, and is licensed as a Certified Internal Auditor (inactive).

Francis Knuettel II

Mr. Knuettel II has served on our board of directors since the closing of our initial public offering and currently serves as Chief Executive Officer and on the board of Unrivaled Brands, Inc. since December 2020 (OTCQX: UNRV). Mr. Knuettel was formerly a Restructuring Advisory Consultant at Viridian Capital Advisors from May 2020 to November 2020. Mr. Knuettel joined Viridian while at One Cannabis Group (“OCG”) where Mr. Knuettel was the Chief Financial Officer from June 2019 to January 2021 and was integral to the sale of the company to Item 9 Labs Corp. (OTCQX: INLB). Prior to OCG, Mr. Knuettel was CFO at MJardin, a Denver-based cannabis cultivation and dispensary management company, from August 2018 to June 2019 where he led the company’s IPO on the Canadian Securities Exchange. Following the IPO, Mr. Knuettel managed MJardin’s merger with GrowForce, a Toronto-based cannabis cultivator, after which he moved over to the Chief Strategy Role. In his role as CSO, he managed the acquisition of several private companies before recommending and executing the consolidation of management and other operations to Toronto and the closure of the executive office in Denver. Prior to MJardin, Mr. Knuettel held numerous CFO and CEO positions at early-stage and NASDAQ-listed companies where he had significant experience both building and restructuring businesses. Mr. Knuettel serves on several corporate boards, including on the Board of Directors of 180 Life Sciences, an early-stage therapeutic biotech company, since July 2021, on the Board of Directors of Sanatio BioScience Corp., an early-stage anti-viral platform, since September 2020 (where he is the chair of the company’s audit committee) and on the Board of Directors of ECOM Medical, Inc., a developer of endotracheal patient monitoring systems, since July 2019 (where he is the chair of the company’s audit committee). Mr. Knuettel has advised that he will be named as a director nominee of a special purpose acquisition company Relativity Acquisition Corp., and may be named a director nominee of additional special purpose acquisition companies. Each such appointment will not take effect until the consummation of the initial public offering for the applicable company. If such appointment becomes effective, Mr. Knuettel will have fiduciary duties equivalent to and on the same level of priority as those obligations owed to our Company. We do not believe this gives rise to any theoretical or actual conflict of interest with respect to such other special purpose acquisition companies and our Company, since each of these entities intends to target business combinations in a different industry than those targeted by us. Accordingly, while any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. Mr. Knuettel graduated cum laude from Tufts University with a B.A. degree in Economics and from The Wharton School of Business at the University of Pennsylvania with an MBA in Finance and Entrepreneurial Management. Mr. Knuettel is well-qualified to serve on our board of directors due to Mr. Knuettel’s experience and expertise serving on several boards and his expertise in the implementation and management of the acquisition of several private companies.

Chele Chiavacci Farley,

Chele Chiavacci Farley has served on our board of directors since the closing of our initial public offering and currently serves as a partner and managing director of Mistral Capital International (“Mistral”), a private equity firm, since 1995. In her role as Partner and Managing Director of Mistral, Ms. Farley originates, evaluates and executes equity investment opportunities, creates and implements deal and financial structures, negotiates with banks for credit facilities, and oversees management. Ms. Farley is a member of the Board of Directors and Management Committee of Palmilla San Jose Inmobiliaria, the Master Developer of the luxury Palmilla resort development in Cabo San Lucas, Mexico. Prior to Mistral, Ms. Farley was Vice President of Tricap International from 1994 to 1995. From 1992 to 1994, Ms. Farley was an Associate at UBS Capital Corporation, and analyzed and evaluated principal investment and financing opportunities for the firm’s internal $1 billion fund. Ms. Farley began her career as a Financial Analyst in the Global Finance department - Energy and Telecom Group of Goldman, Sachs & Co. Ms. Farley has also had an active political career. In 2020, Ms. Farley ran for election to the U.S. House of Representatives to represent New York’s 18th Congressional district. In 2018, Ms. Farley ran for election to the U.S. Senate to represent New York. Ms. Farley graduated from Stanford University with a B.S. and M.S. in Industrial Engineering. She is a member of YPO - Young Presidents’ Organization. Ms. Farley is well-qualified to serve on our board of directors due to her expansive financial background and connections.

Richard E. Feinberg

Richard E. Feinberg has served on our board of directors since the closing of our initial public offering and has been an Emeritus Professor of International Political Economy at the University of California, San Diego, since 1996. Previously, Mr. Feinberg served as special assistant to the President for national security affairs and as a senior director for the Office of Inter-American Affairs, National Security Council, and the White House from 1993 to 1996. Mr. Feinberg was integral to architecture of the 1994 Miami Summit of the Americas and of the Free Trade Area of the Americas. Mr. Feinberg has worked in various other governmental roles including: (i) president of the Inter-American Dialogue (1992-1993); (ii) executive vice president of directors of studies of the Overseas Development Council (1982-1991); (iii) member of the policy planning staff for the Department of State (1977-1980); and (iv) economist for the U.S. Treasury Department (1975-1977). Mr. Feinberg taught a graduate-level course on international financial institutions as an adjunct professor at Georgetown University School of Foreign Service from 1980 to 1985. Mr. Feinberg holds a Ph.D. in international economics from Stanford University and a B.A. in European History from Brown University. Mr. Feinberg is well-qualified to serve on our board of directors due to his expertise in political relations, policies, financial and economic management internationally, which enable him to provide accurate and reliable international economic structures for international acquisitions.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the board of directors, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries, and such other offices as may be determined by the board of directors.

Director Independence

Currently, Francis Knuettel II, Chele Farley, and Richard E. Feinberg would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

Francis Knuettel II, Chele Farley and Richard E. Feinberg make up our audit committee, and Francis Knuettel II chairs the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Francis Knuettel II qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The initial members of our nominating and corporate governance are Francis Knuettel II, Chele Farley and Richard E. Feinberg. Richard E. Feinberg serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying and screening individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	overseeing our policies and procedures with respect to the consideration of director candidates recommended by stockholders, including the submission of any proxy access nominees by stockholders;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee

Francis Knuettel II, Chele Farley and Richard E. Feinberg serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each Francis Knuettel II, Chele Farley and Richard E. Feinberg are independent. Chele Farley serves as chair of the compensation committee.

Our compensation committee charter details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to Murphy Canyon Management Group, Inc., and affiliate of our sponsor, of $10,000 per month, for up to 12 months (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation), for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit, nominating and corporate governance and compensation committee charters as exhibits to the registration statement in connection with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Availability of Documents

We have filed a copy of our form of Code of Ethics, our audit committee charter, nominating and corporate governance committee charter and compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the period from October 19, 2021 (inception) through December 31, 2021, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Starting February 2022, we pay Murphy Canyon Management Group, Inc., an affiliate of our sponsor, $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination, and the transfer of 15,000 placement units to each of our three independent directors following the closing of our initial public offering, no compensation or fees of any kind will be paid to our sponsor, initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement units as the warrants included within the placement units are not exercisable and are not convertible within 60 days of the date of this annual report.

On November 16, 2021, Murphy Canyon Acquisition Sponsor, LLC, our sponsor, purchased 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On January 26, 2022, the sponsor surrendered and forfeited 1,006,250 founder shares for no consideration, following which the sponsor holds 3,306,250 founder shares, or approximately $0.008 per share. Our Sponsor has agreed to transfer, but has not yet transferred, an aggregate of 45,000 placement units (15,000 each) to each of our three independent directors.

The following table presents the number of shares and percentage of our common stock beneficially owned as of March ___, 2022, by each person, or group of persons, known to us who beneficially owns more than 5% of our capital stock, each named executive officer, each of our directors and all directors and executive officers as a group.

	Class A Common Stock		Class B Common Stock(2)
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
Jack K. Heilbron (2)	709,000	5.07%	3,306,250	100%
Adam Sragovicz	-	-	-	-
Ed Bentzen	-	-	-	-
Francis Knuettel II	15,000	*	-	-
Chele Chiavacci Farley	15,000	*	-	-
Richard Feinberg	15,000	*	-	-
All directors and executive officers as a group (six individuals)	754,000	5.39%	3,306,250	100%
Murphy Canyon Acquisition Sponsor, LLC	709,000	5.07%	3,306,250	100%

* Represents less than 1%.

(1)	Unless otherwise noted, the business address of each of the entities or individuals listed above is c/o Murphy Canyon Acquisitions Corp., 4995 Murphy Canyon Road, Suite 300, San Diego, CA 92123

(2)	Represents securities held by Murphy Canyon Acquisition Sponsor, LLC, our sponsor, of which Jack K. Heilbron is the managing member. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by Mr. Heilbron. Mr. Heilbron disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On November 16, 2021, Murphy Canyon Acquisition Sponsor, LLC, our sponsor, purchased 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On January 26, 2022, the sponsor surrendered and forfeited 1,006,250 Founder Shares for no consideration, following which the sponsor holds 3,306,250 founder shares at approximately $0.008 per share. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

On February 7, 2022, our sponsor was issued an aggregate of 754,000 placement units at a price of $10.00 per unit for an aggregate purchase price of $7,540,000. Our Sponsor has agreed to transfer, but has not yet transferred, an aggregate of 45,000 placement units (15,000 each) to each of our three independent directors following our initial public offering. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares or placement units, which will expire worthless if we do not consummate a business combination within 12 months from the closing of the initial public offering (or up to 18 months from the closing of the initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation).

Commencing February 2, 2022, we have agreed to pay Murphy Canyon Management Group, Inc., an affiliate of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the offering. These loans were non-interest bearing, unsecured and were repaid upon the closing of the initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,150,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, placement units, and warrants that may be issued upon conversion of working capital loans (and in each case holders of the underlying shares of common stock) have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Our Code of Ethics us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. Our conflict of interest policy provides that a committee of independent members of the board of directors may, among other things, cause any officer or director who has a direct or indirect interest in a transaction to recuse him or herself from the consideration of such transaction and, to the extent necessary, the committee may retain appropriately qualified, non-conflicted personnel to advise the company in connection with such transaction. A form of the code of ethics is filed as an exhibit to our registration statement for the initial public offering, which was declared effective on February 2, 2022.

In addition, our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter is filed as an exhibit to the final prospectus included in the registration statement for our initial public offering declared effective on February 2, 2022. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the Trust Account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;
●	Payment to Murphy Canyon Management Group, Inc., an affiliate of our sponsor, of $10,000 per month, for up to 12 months, for office space, utilities and secretarial and administrative support (or up to 18 months from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation);
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,150,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Francis Knuettel II, Chele Farley, and Richard E. Feinberg are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, initial public offering balance sheet audit, and other required filings with the SEC for the period from October 19, 2021 (inception) through December 31, 2021 totaled approximately $45,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation. We did not pay Marcum for audit-related fees for the period from October 19, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from October 19, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from October 19, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-K.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement (filed as Exhibit 1.1 to the Current Report on Form 8-K filed February 8, 2022) and incorporated herein by reference)
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
3.2	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
3.3	By Laws (filed as Exhibit 3.3 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
4.1	Specimen Unit Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
4.2	Specimen Common Stock Certificate (filed as Exhibit 4.2 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
4.3	Specimen Warrant Certificate (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
4.4	Warrant Agreement between Vstock Transfer, LLC and the Company (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
10.1	Letter Agreement, dated February 2, 2022, among the Company, Murphy Canyon Acquisition Sponsor, LLC and each of the executive officers and directors of the Company (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
10.2	Promissory Note, dated November 4, 2021, issued to Murphy Canyon Acquisition Sponsor, LLC (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
10.3	Investment Management Trust Agreement, dated December 2, 2022, between the Company and Wilmington Trust Company (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
10.4	Registration Rights Agreement, dated December 2, 2022, among the Company and certain securityholders (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
10.5	Securities Subscription Agreement, dated November 4, 2021, between the Company and Murphy Canyon Acquisition Sponsor, LLC. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
10.6	Placement Unit Purchase Agreement, dated December 2, 2022, between the Company and Murphy Canyon Acquisition Sponsor, LLC (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
10.7	Form of Indemnity Agreement (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
10.8	Administrative Support Agreement, dated January 31, 2022, by and between the Company and Murphy Canyon Management Group, Inc. (filed as Exhibit 10.6 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
14.1	Form of Code of Ethics (filed as Exhibit 14.1 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	Inline XBRL Instance Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2022.

MURPHY CANYON ACQUISITION CORP.

By:	/s/ Jack K. Heilbron
Name:	Jack Heilbron
Title:	Chief Executive Officer

POWER OF ATTORNEY

The undersigned directors and officers of Murphy Canyon Acquisition Corp. constitute and appoint Jack K. Heilbron as his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each attorney-in-fact, or his substitute, may do or case to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jack K. Heilbron	Chief Executive Officer and Chairman	March 29, 2022
Jack Heilbron	(Principal Executive Officer)

/s/ Adam Sragovicz	Chief Financial Officer, Treasurer, and Director	March 29, 2022
Adam Sragovicz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Francis Knuettel II	Director	March 29, 2022
Francis Knuettel II

/s/ Chele Farley	Director	March 29, 2022
Chele Farley

/s/ Richard E. Feinberg	Director	March 29, 2022
Richard E. Feinberg

MURPHY CANYON ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of

Murphy Canyon Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Murphy Canyon Acquisition Corp. (the “Company”) as of December 31, 2021, and the related statement of operations, changes in stockholder’s equity and cash flows for the period from October 19, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from October 19, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 29, 2022

MURPHY CANYON ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current assets:
Cash	$48,555
Prepaid expenses	55,608
Total current assets	104,163
Deferred offering costs	108,962
Total Assets	$213,125

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accrued offering costs	$15,449
Note payable – Sponsor	177,057
Total Current Liabilities	192,506

Commitments and Contingencies (Note 6)

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,306,250 shares issued and outstanding(1) (2)	331
Additional paid-in capital	24,669
Accumulated deficit	(4,381)
Total Stockholder’s Equity	20,619
Total Liabilities and Stockholder’s Equity	$213,125

(1)	Includes an aggregate of up to 431,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters exercised the over-allotment option in full on February 7, 2022. As such, the Class B common stock is no longer subject to forfeiture (see Notes 5, 6 and 8).
(2)	On January 26, 2022, the Sponsor surrendered and forfeited 1,006,250 founder shares for no consideration following which the Sponsor holds 3,306,250 founder shares. All share amounts have been retroactively restated to reflect this surrender. (see Notes 5 and 8).

The accompanying notes are an integral part of these financial statements.

MURPHY CANYON ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM OCTOBER 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$4,381

Net loss	$(4,381)

Weighted average shares outstanding, basic and diluted (1) (2)	2,875,000

Basic and diluted net loss per common share	$(0.00)

(1)	Excludes an aggregate of up to 431,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters exercised the over-allotment option in full on February 7, 2022. As such, the Class B common stock is no longer subject to forfeiture (see Notes 5, 6 and 8).
(2)	On January 26, 2022, the Sponsor surrendered and forfeited 1,006,250 founder shares for no consideration following which the Sponsor holds 3,306,250 founder shares. All share amounts have been retroactively restated to reflect this surrender (see Notes 5 and 8).

The accompanying notes are an integral part of these financial statements.

MURPHY CANYON ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM OCTOBER 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance, October 19, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1) (2)	3,306,250	331	24,669	—	25,000
Net loss	—	—	—	(4,381)	(4,381)
Balance, December 31, 2021	3,306,250	$331	$24,669	$(4,381)	$20,619

(1)	Includes an aggregate of up to 431,250 shares of Common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters exercised the over-allotment option in full on February 7, 2022. As such, the Class B common stock is no longer subject to forfeiture (see Notes 5, 6 and 8).
(2)	On January 26, 2022, the Sponsor surrendered and forfeited 1,006,250 founder shares for no consideration following which the Sponsor holds 3,306,250 founder shares. All share amounts have been retroactively restated to reflect this surrender (see Notes 5 and 8).

The accompanying notes are an integral part of these financial statements.

MURPHY CANYON ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM OCTOBER 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net loss	$(4,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Formation costs paid by note payable – Sponsor	3,994
Change in operating assets and liabilities:
Prepaid expenses	(5,608)
Net cash used in operating activities	(5,995)

Cash flows from financing activities:
Deferred offering costs	(45,450)
Proceeds from note payable - Sponsor	75,000
Proceeds from issuance of Class B common stock to Sponsor	25,000
Net cash provided by financing activities	54,550

Net change in cash	$48,555
Cash at beginning of period	—
Cash at end of period	$48,555

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$15,449
Prepaid expenses paid by note payable - Sponsor	$50,000
Deferred offering costs paid by note payable - Sponsor	$47,875

The accompanying notes are an integral part of these financial statements.

MURPHY CANYON ACQUISITION CORP.

FOR THE PERIOD FROM OCTOBER 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Notes to the financial statements

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Murphy Canyon Acquisition Corp. (the “Company”) was incorporated in Delaware on October 19, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 19, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering (the “Registration Statement”) was declared effective on February 2, 2022. On February 7, 2022, the Company consummated the Initial Public Offering of 13,225,000 units (“Units”) and, with respect to the common stock included in the Units being offered, the (“Public Shares”), generating gross proceeds of $132,250,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 754,000 units (the “Private Placement Units”) at a price of $10.00 per Private Unit in private placements to Murphy Canyon Acquisition Sponsor LLC (the “Sponsor”).

Following the closing of the Initial Public Offering on February 7, 2022, an amount of $139,790,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement (as defined in Note 4) was placed in the Trust Account. This resulted in an overfunding of the Trust Account of $4,895,000. As such, subsequent to the initial funding of the Trust Account, $2,000,000 was transferred to the Company’s operating cash account and $2,895,000 was used to pay offering costs. The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within 12 months from the closing of this offering (or up to 18 months from the closing of this offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation, including the deposit of up to $1,150,000, or $1,322,500 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case) for each three month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were charged to additional paid in capital upon completion of the Initial Public Offering. At December 31, 2021, the Company had deferred offering costs of $108,962.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from October 19, 2021 (inception) through December 31, 2021. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2021.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 431,250 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 7 and 8). At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Instruments

The Company accounts for warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40 warrants that meet the criteria for equity treatment are recorded in stockholder’s equity. The warrants are subject to re-evaluation of the proper classification and accounting treatment at each reporting period. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 from the Company’s inception. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 13,225,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale to the Sponsor of 754,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($7,540,000). Each Private Placement Unit is comprised of one Class A share and one warrant. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). Our sponsor has agreed to transfer, but has not yet transferred, 15,000 placement units to each of our director nominees. The proceeds from the sale of the Private Placement Units will be added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the securities comprising the Private Placement Units will expire worthless. The Private Placement Units (including the Class A common stock issuable upon exercise of the warrants included in the Private Placement Units) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On November 16, 2021, the Sponsor received 4,312,500 shares of the Company’s Class B common stock (the “Founder Shares”) for $25,000. On January 26, 2022, the Sponsor surrendered and forfeited 1,006,250 Founder Shares for no consideration, following which the Sponsor holds 3,306,250 Founder Shares.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On November 4, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (ii) the decision not to execute the Initial Public Offering. As of December 31, 2021, there was $177,057 outstanding under the Promissory Note. The balance on the Promissory Note was paid in full shortly after the Company completed its IPO on February 7, 2022.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 12 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,725,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The option was fully exercised on February 7, 2022.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,645,000, payable upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,628,750. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In addition to the underwriting discount, the Company paid the underwriters $50,000 as an advance against out-of-pocket accountable expenses actually anticipated to be incurred by the underwriters, which advance will be returned to the Company to the extent not actually incurred. The Company agreed to pay or reimburse the underwriters for travel, lodging and other “road show” expenses, expenses of the underwriters’ legal counsel and certain diligence and other fees, which such fees and expenses are capped at an aggregate of $150,000 (less the $50,000 advance previously paid).

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of November 16, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding. On January 26, 2022, the Sponsor surrendered and forfeited 1,006,250 founder shares for no consideration (see Note 8). All share amounts have been retroactively restated to reflect this surrender. Following the surrender, the Sponsor holds 3,306,250 founder shares, of which an aggregate of up to 431,250 shares of Class B common stock are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters exercised the over-allotment option in full on February 7, 2022. As such, the Class B common stock is no longer subject to forfeiture.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March [  ], 2022 the date that the financial statements were available to be issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 26 2022, the Sponsor surrendered and forfeited 1,006,250 Founder Shares for no consideration, following which the Sponsor holds 3,306,250 Founder Shares. All share amounts have been retroactively restated to reflect this surrender.

On February 7, 2022, the Company consummated the Initial Public Offering of 13,225,000 units and, with respect to the common stock included in the units being offered, generating gross proceeds of $132,250,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 754,000 units at a price of $10.00 per private unit in private placements to the Sponsor, generating gross proceeds of $7,540,000.

In connection with the Initial Public Offering the underwriters exercised the over-allotment option in full on February 7, 2022. As such, the Class B common stock is no longer subject to forfeiture.

On February 10, 2022, the Company paid the Promissory Note to its Sponsor in full.

