Form 10-Q
period 2022-03-31
Murphy Canyon Acquisition Corp.
filed 2022-05-18
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-41245

MURPHY CANYON ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-3272543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4995 Murphy Canyon Road, Suite 300 San Diego, California 92123
(Address of Principal Executive Offices, including zip code)

760-471-8536
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of May 17, 2022, there were 13,979,000 shares of Class A common stock, $0.0001 par value, and 3,306,250 shares of Class B common stock, $0.0001 par value, of the Company issued and outstanding.

MURPHY CANYON ACQUISITION CORP.

Form 10-Q

PART I—FINANCIAL

INFORMATION

Item 1. Financial Statements

MURPHY CANYON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$964,602	$48,555
Prepaid expenses	489,022	55,608
Total current assets	1,453,624	104,163
Prepaid expenses	167,223	-
Investments held in Trust Account	134,905,182	-
Deferred offering costs	-	108,962
Total Assets	$136,526,029	$213,125

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued offering costs	$74,482	$15,449
Related party payable	3,875	-
Note payable – Sponsor	-	177,057
Total current liabilities	78,357	192,506
Deferred commission payable	4,628,750	-
Total Liabilities	4,707,107	192,506

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption at redemption value (13,225,000 shares at $10.20)	134,895,000	-

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 754,000 (excluding 13,225,000 subject to possible redemption) and none issued and outstanding at March 31, 2022 and December 31, 2021, respectively	75	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,306,250 shares issued and outstanding	331	331
Additional paid-in capital	-	24,669
Accumulated deficit	(3,076,484)	(4,381)
Total Stockholders’ (Deficit) Equity	(3,076,078)	20,619
Total Liabilities and Stockholders’ (Deficit) Equity	$136,526,029	$213,125

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31, 2022
General and administrative expenses	$243,718
Administration fee – related party	20,000
Total expenses	263,718

Other Income
Interest income – Investments held in Trust Account	10,182
Total other income	10,182
Net loss	$(253,536)
Class A common stock - weighted average shares outstanding, basic and diluted	8,167,506
Class A common stock - Basic and diluted net loss per share	$(0.02)
Class B common stock - weighted average shares outstanding, basic and diluted	3,306,250
Class B common stock - Basic and diluted net loss per share	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY

(unaudited)

	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2022	-	$-	3,306,250	$331	$24,669	$(4,381)	$20,619
Proceeds allocated to Public Warrants, net of offering costs	-	-	-	-	21,917,543	-	21,917,543
Sale of private placement units, net of offering costs	754,000	75	-	-	7,520,275	-	7,520,350
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	(29,462,487)	(2,818,567)	(32,281,054)
Net loss	-	-	-	-	-	(253,536)	(253,536)
Balance, March 31, 2022	754,000	$75	3,306,250	$331	$-	$(3,076,484)	$(3,076,078)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022
Cash flows from operating activities:
Net loss	$(253,536)
Adjustments to reconcile net income to net cash used in operating activities
Interest earned on Trust assets	(10,182)
Changes in operating assets and liabilities:
Deferred offering costs	108,962
Prepaid expenses	(600,637)
Accrued expenses	59,033
Related Party Payable	3,875
Net cash used in operating activities	(692,485)
Cash flows from investing activities:
Cash deposited into Trust Account	(134,895,000)
Net cash used in investing activities	(134,895,000)
Cash flows from financing activities:
Sale of units in public offering	132,250,000
Sale of private placement units	7,540,000
Payment of offering costs	(3,109,411)
Repayment of Sponsor note	(177,057)
Net cash provided by financing activities	136,503,532
Net change in cash	916,047
Cash at beginning of period	48,555
Cash at end of period	$964,602

Non-cash financing activities:
Deferred commission payable	$4,628,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 19, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 754,000 units (the “Private Placement Units”) at a price of $10.00 per Private Unit in private placements to Murphy Canyon Acquisition Sponsor LLC (the “Sponsor”), with gross proceeds of $7,540,000.

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

If the Company has not completed a Business Combination within 12 months from the closing of this offering (or up to 18 months from the closing of this offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation, including the deposit of up to $1,150,000, or $1,322,500 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case) for each three month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Our Sponsor has committed to provide additional funds if needed to make such a deposit for the extensions. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Management’s Plan

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement. Additionally, our Sponsor has committed to provide additional funds if needed to make such a deposit for each three month extension noted above.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $964,602 and $48,555 in cash as of March 31, 2022 and December 31, 2021. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

Investments Held in Trust Account

At March 31, 2022, the Company had $134,905,182 in investments held in the Trust Account.

Offering Costs Associated With a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $7,738,161 consisting of $2,645,000 of underwriting fees, $4,628,750 of deferred underwriting fee (which are held in a trust account with Wilmington Trust Company acting as trustee (the “Trust Account”)), and $464,411 of Initial Public Offering costs. $1,358,457 and $19,656 of such costs were allocated to Public Warrants and Private Placement Warrants, respectively.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $134,895,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

As of March 31 2022, the Class A common stock subject to possible redemption reflected on the condensed balance sheet are reconciled in the following table:

Gross proceeds from IPO	$132,250,000
Less:
Proceeds allocated to Public Warrants,	(23,276,000)
Class A common stock issuance costs	(6,360,054)
Plus:
Remeasurement adjustment of carrying value to redemption value	32,281,054
Class A common stock subject to possible redemption	$134,895,000

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022, the Company’s outstanding warrants (13,979,000) have been excluded from diluted net loss as their inclusion would be anti-dilutive. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31, 2022
	Class A common stock	Class B common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(180,478)	$(73,058)
Denominator:
Basic and diluted weighted average shares outstanding	8,167,506	3,306,250

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021. The provision or benefit for income taxes was deemed to be de minimis for the three months ended March 31, 2022.

Concentration of Credit Risk

Investments Held in Trust Account

The Company’s Investments held in trust account were $134,905,182 at March 31,2022.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet, partially due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Promissory Note — Related Party

On November 4, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (ii) the decision not to execute the Initial Public Offering. As of December 31, 2021, there was $177,057 outstanding under the Promissory Note. The balance was paid in full on February 10, 2022.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 12 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. $20,000 of such expenses were incurred for the three months ended March 31, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Related Party Payable

The Company owns $3,875 as of March 31,2022 to a related party for certain expenses.

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

NOTE 7 — STOCKHOLDER’S (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 754,000 and zero, respectively, shares of Class A common stock issued and outstanding (excluding the 13,225,000 shares subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 3,306,250 shares of Class B common stock issued and outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

The Private Placement Warrants and Public Warrants are recorded in stockholders’ (deficit) equity as they qualify for equity treatment under ASC 815.

The key assumptions used to value the Public Warrants, which was determined to be $23,276,000, were as follows:

●	Term – 5 years
●	Volatility – 22%
●	Dividends – 0%
●	Discount rate – 1.76%

NOTE 8 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022
Assets:
Investments held in Trust Account	1	$134,905,182

There was no balance at December 31, 2021.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Murphy Canyon Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Results of Operations and Known Trends or Future Events

Our entire activity since inception up to March 31, 2022 relates to our formation, our initial public offering and, since the closing of the initial public offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2022, we had a net loss of $253,536, which consisted primarily of $263,718 of general and administrative expenses.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at March 31, 2022, we had $964,602 in cash and working capital of $1,446,249.

For the three months ended March 31, 2022, the net increase in cash was $916,047. Cash used in operating activities was $692,485 and was primarily the result of a net loss of $253,536 and change in prepaid expenses of $605,084 Cash used in investing activities was $134,895,000 and was the result of funds deposited into the trust account. Cash provided by financing activities was $136,503,532 and was primarily related to the initial public offering.

On February 7, 2022 Company consummated its initial public offering of 11,500,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000 the Company granted the Underwriters in the Offering a 45-day option to purchase up to 1,725,000 additional Units solely to cover over-allotments, if any (the “Option”). The Underwriters exercised the Option in full, resulting in the sale of 13,225,000 Units in total and total gross proceeds of $132.25 million, which were placed in a U.S.-based trust account (the “Trust Account”), maintained by Wilmington Trust Company, acting as trustee.

On February 7, 2022, simultaneously with the consummation of the Offering, the Company consummated the private placement of 754,000 units (the “Private Placement Units”) to the Sponsor, which amount includes 69,000 Private Placement Units purchased by the Sponsor in connection with the Underwriters’ exercise of the Option in full, at a price of $10.00 per Private Placement Unit, generating gross proceeds of approximately $7.54 million (the “Private Placement”) a portion of the proceeds of were placed in the Trust Account and a portion was used to pay offering expenses including the non-deferred underwriting discount related to the Offering.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $134,895,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants (13,979,000) is contingent upon the occurrence of future events. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended December 31, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Use of Proceeds

On February 7, 2022, we consummated our initial public offering of 13,225,000 units, which included 1,725,000 units issued pursuant to the full exercise by the underwriters of their over-allotment option. Each unit consists of one share of Class A common stock, par value $0.0001 per share, and one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $132,250,000. A.G.P. acted as sole book-running manager and The Benchmark Company, LLC acted as co-manager of the initial public offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-262036). The SEC declared the registration statements effective on February 2, 2022.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement (filed as Exhibit 1.1 to the Current Report on Form 8-K filed February 8, 2022) and incorporated herein by reference)
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
3.2	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
3.3	By Laws (filed as Exhibit 3.3 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
4.1	Specimen Unit Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
4.2	Specimen Common Stock Certificate (filed as Exhibit 4.2 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
4.3	Specimen Warrant Certificate (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
4.4	Warrant Agreement between Vstock Transfer, LLC and the Company (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
10.1	Letter Agreement, dated February 2, 2022, among the Company, Murphy Canyon Acquisition Sponsor, LLC and each of the executive officers and directors of the Company (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
10.2	Investment Management Trust Agreement, dated February 2, 2022, between the Company and Wilmington Trust Company (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
10.3	Registration Rights Agreement, dated February 2, 2022, among the Company and certain securityholders (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
10.4	Securities Subscription Agreement, dated November 4, 2021, between the Company and Murphy Canyon Acquisition Sponsor, LLC. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
10.5	Placement Unit Purchase Agreement, dated February 2, 2022, between the Company and Murphy Canyon Acquisition Sponsor, LLC (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
10.6	Form of Indemnity Agreement (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
10.7	Administrative Support Agreement, dated January 31, 2022, by and between the Company and Murphy Canyon Management Group, Inc. (filed as Exhibit 10.6 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	Inline XBRL Instance Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY CANYON ACQUISITION CORP.

May 17, 2022	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 17, 2022	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

