Form 10-Q
period 2022-06-30
Murphy Canyon Acquisition Corp.
filed 2022-08-11
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 13,979,000 shares of Class A common stock, $0.0001 par value, and 3,306,250 shares of Class B common stock, $0.0001 par value, of the Company issued and outstanding.

MURPHY CANYON ACQUISITION CORP.

Form 10-Q

PART I—FINANCIAL

INFORMATION

Item 1. Financial Statements

MURPHY CANYON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$837,687	$48,555
Prepaid expenses - current	489,023	55,608
Total current assets	1,326,710	104,163
Prepaid expenses - noncurrent	45,302	-
Investments held in Trust Account	135,096,767	-
Deferred offering costs	-	108,962
Total Assets	$136,468,779	$213,125

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued expenses	$138,645	$15,449
Note payable – Sponsor	-	177,057
Total current liabilities	138,645	192,506
Deferred commission payable	4,628,750	-
Total Liabilities	4,767,395	192,506

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption at redemption value (13,225,000 shares at $10.208 per share)	134,996,767	-

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 754,000 (excluding 13,225,000 subject to possible redemption) and none issued and outstanding at June 30, 2022 and December 31, 2021, respectively	75	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,306,250 shares issued and outstanding	331	331
Additional paid-in capital	-	24,669
Accumulated deficit	(3,295,789)	(4,381)
Total Stockholders’ (Deficit) Equity	(3,295,383)	20,619
Total Liabilities and Stockholders’ (Deficit) Equity	$136,468,779	$213,125

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
General and administrative expenses	$249,420	$493,138
Administration fee – related party	30,000	50,000
Total expenses	279,420	543,138

Other Income
Interest income – Investments held in Trust Account	191,585	201,767
Total other income	191,585	201,767
Net loss before income taxes	(87,835)	(341,371)
Income tax expense	(29,704)	(29,704)
Net loss	$(117,539)	$(371,075)
Class A common stock – weighted average shares outstanding, basic and diluted	13,979,000	11,105,539
Class A common stock – Basic and diluted net loss per share	$(0.01)	$(0.03)
Class B common stock – weighted average shares outstanding, basic and diluted	3,306,250	3,306,250
Class B common stock – Basic and diluted net loss per share	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited)

	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	-	$-	3,306,250	$331	$24,669	$(4,381)	$20,619
Proceeds allocated to Public Warrants, net of offering costs	-	-	-	-	21,917,543	-	21,917,543
Sale of private placement units, net of offering costs	754,000	75	-	-	7,520,275	-	7,520,350
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	(29,462,487)	(2,818,567)	(32,281,054)
Net loss	-	-	-	-	-	(253,536)	(253,536)
Balance, March 31, 2022	754,000	75	3,306,250	331	-	(3,076,484)	(3,076,078)

Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(101,767)	(101,767)

Net loss	-	-	-	-	-	(117,539)	(117,539)

Balance, June 30, 2022	754,000	$75	3,306,250	$331	-	$(3,295,789)	$(3,295,383)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(unaudited)

For the Six Months Ended June 30, 2022

Cash flows from operating activities:
Net loss	$(371,075)
Adjustments to reconcile net income to net cash used in operating activities
Interest earned on Trust assets	(201,767)
Changes in operating assets and liabilities:
Deferred offering costs	108,962
Prepaid expenses	(478,716)
Accrued formation and offering costs	(15,449)
Accrued expenses	138,645
Net cash used in operating activities	(819,400)
Cash flows from investing activities:
Cash deposited into Trust Account	(134,895,000)
Net cash used in investing activities	(134,895,000)
Cash flows from financing activities:
Sale of units in public offering	132,250,000
Sale of private placement units	7,540,000
Payment of offering costs	(3,109,411)
Repayment of Sponsor note	(177,057)
Net cash provided by financing activities	136,503,532
Net change in cash	789,132
Cash at beginning of period	48,555
Cash at end of period	$837,687

Non-cash financing activities:
Deferred commission payable	$4,628,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

Notes to financial statements

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 19, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with U.S. Securities and Exchange Commission (“SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity, Management’s Plan and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022 and results of its operations for the three and six months ended June 30, 2022 and cash flows for six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $837,687 and $48,555 in cash as of June 30, 2022 and December 31, 2021. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

Investments Held in Trust Account

At June 30, 2022, the Company had $135,096,767 in investments held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022, the shares of Class A common stock subject to possible redemption in the amount of $134,996,767 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

As of June 30, 2022, the Class A common stock subject to possible redemption reflected on the condensed balance sheet are reconciled in the following table:

Gross proceeds from IPO	$132,250,000
Less:
Proceeds allocated to Public Warrants,	(23,276,000)
Class A common stock issuance costs	(6,360,054)
Plus:
Original Remeasurement adjustment of carrying value to redemption value	32,281,054
Original Class A common stock subject to possible redemption	134,895,000
Plus:
Remeasurement adjustment of carrying value to redemption value as of June 30, 2022	101,767
Class A common stock subject to possible redemption	$134,996,767

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022, the Company’s outstanding warrants (13,979,000) have been excluded from diluted net loss as their inclusion would be anti-dilutive. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended
	June 30, 2022
	Class A common stock	Class B common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(95,057)	$(22,482)
Denominator:
Basic and diluted weighted average shares outstanding	13,979,000	3,306,250

Basic and diluted net loss per common share	$(0.01)	$(0.01)

	For the Six Months Ended
	June 30, 2022
	Class A common stock	Class B common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(285,946)	$(85,129)
Denominator:
Basic and diluted weighted average shares outstanding	11,105,539	3,306,250

Basic and diluted net loss per common share	$(0.03)	$(0.03)

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

As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 33.8% for the three months ended June 30, 2022 and 8.7% for the six months ended June 30, 2022. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022, due to changes in the valuation allowance on the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has identified the United States and California as its only tax jurisdictions. The Company is subject to income taxation by major taxing authorities since inception. All tax periods are open to examination by tax authorities. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company actual tax expense differs from the expected tax expense due to the change in the valuation allowance.

Concentration of Credit Risk

Investments Held in Trust Account

The Company’s Investments held in trust account were approximately $135.1 million at June 30, 2022.

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

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale to the Sponsor of 754,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($7,540,000). Each Private Placement Unit is comprised of one Class A share and one warrant. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). Our sponsor has agreed to transfer, but has not yet transferred, 15,000 placement units to each of our director nominees. The proceeds from the sale of the Private Placement Units will be added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the securities comprising the Private Placement Units will expire worthless. The Private Placement Units (including the Class A common stock issuable upon exercise of the warrants included in the Private Placement Units) will not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

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

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 12 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company incurred $30,000 and $50,000, respectively, of such expenses.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 754,000 and zero, respectively, shares of Class A common stock issued and outstanding (excluding the 13,225,000 shares subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 3,306,250 shares of Class B common stock issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022
Assets:
Investments held in Trust Account	1	$135,096,767

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

Results of Operations and Known Trends or Future Events

Our entire activity since inception up to June 30, 2022 relates to our formation, our initial public offering and, since the closing of the initial public offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three and six months ended June 30, 2022, we had a net loss of $117,539 and $371,075, respectively, which consisted primarily of general and administrative expenses partially offset by interest income on Trust assets.

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying financial statements, at June 30, 2022, we had $837,687 in cash and working capital of $1,317,085.

For the six months ended June 30, 2022, the net increase in cash was $789,132. Cash used in operating activities was $819,400 and was mainly the result of a net loss of $371,075, interest income earned on trust assets of $201,767, change in accrued formation and offering costs of $15,449, and change in prepaid expenses of $478,716 partially offset by change in deferred offering costs of $108,962 and accrued expenses of $138,645. Cash used in investing activities was $134,895,000 and was the result of funds deposited into the trust account. Cash provided by financing activities was $136,503,532 and was primarily related to the initial public offering.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $134,996,767 and $0, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants (13,979,000) is contingent upon the occurrence of future events. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

MURPHY CANYON ACQUISITION CORP.

August 11, 2022	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 11, 2022	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

