Form 10-Q
period 2022-09-30
Murphy Canyon Acquisition Corp.
filed 2022-11-07
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, there were 13,979,000 shares of Class A common stock, $0.0001 par value, and 3,306,250 shares of Class B common stock, $0.0001 par value, of the Company issued and outstanding.

MURPHY CANYON ACQUISITION CORP.

Form 10-Q

PART I—FINANCIAL

INFORMATION

Item 1. Condensed Financial Statements

MURPHY CANYON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$728,072	$48,555
Prepaid expenses - current	418,408	55,608
Total current assets	1,146,480	104,163
Investments held in Trust Account	135,706,687	-
Deferred offering costs	-	108,962
Total Assets	$136,853,167	$213,125

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$316,128	$15,449
Note payable – Sponsor	-	177,057
Total current liabilities	316,128	192,506
Deferred commission payable	4,628,750	-
Total Liabilities	4,944,878	192,506

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption at redemption value (13,225,000 shares at $10.25 per share)	135,606,687	-

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 754,000 (excluding 13,225,000 subject to possible redemption) and none issued and outstanding at September 30, 2022 and December 31, 2021, respectively	75	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,306,250 shares issued and outstanding	331	331
Additional paid-in capital	-	24,669
Accumulated deficit	(3,698,804)	(4,381)
Total Stockholders’ Equity (Deficit)	(3,698,398)	20,619
Total Liabilities and Stockholders’ Equity (Deficit)	$136,853,167	$213,125

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
General and administrative expenses	$216,360	$709,498
Administration fee – related party	30,000	80,000
Total expenses	246,360	789,498

Other Income
Interest income – Investments held in Trust Account	609,920	811,687
Total other income	609,920	811,687
Net income before income taxes	363,560	22,189
Income tax expense	(156,654)	(186,358)
Net income (loss)	$206,906	$(164,169)
Class A common stock – weighted average shares outstanding, basic and diluted	13,979,000	12,077,445
Class A common stock – Basic and diluted net income (loss) per share	$0.01	$(0.01)
Class B common stock – weighted average shares outstanding, basic and diluted	3,306,250	3,306,250
Class B common stock – Basic and diluted net income (loss) per share	$0.01	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 20, 2022

	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	-	$-	3,306,250	$331	$24,669	$(4,381)	$20,619
Proceeds allocated to Public Warrants, net of offering costs	-	-	-	-	21,917,543	-	21,917,543
Sale of private placement units, net of offering costs	754,000	75	-	-	7,520,275	-	7,520,350
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	(29,462,487)	(2,818,567)	(32,281,054)
Net loss	-	-	-	-	-	(253,536)	(253,536)
Balance, March 31, 2022	754,000	75	3,306,250	331	-	(3,076,484)	(3,076,078)

Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(101,767)	(101,767)

Net loss	-	-	-	-	-	(117,539)	(117,539)

Balance, June 30, 2022	754,000	75	3,306,250	331	-	(3,295,790)	(3,295,384)

Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(609,920)	(609,920)

Net income	-	-	-	-	-	206,906	206,906

Balance, September 30, 2022	754,000	$75	3,306,250	$331	-	$(3,698,804)	$(3,698,398)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30, 2022

Cash flows from operating activities:
Net loss	$(164,169)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on Trust assets	(811,687)
Changes in operating assets and liabilities:
Deferred offering costs	108,962
Prepaid expenses	(362,800)
Accrued formation and offering costs	(15,449)
Accrued expenses	316,128
Net cash used in operating activities	(929,015)
Cash flows from investing activities:
Cash deposited into Trust Account	(134,895,000)
Net cash used in investing activities	(134,895,000)
Cash flows from financing activities:
Sale of units in public offering	132,250,000
Sale of private placement units	7,540,000
Payment of offering costs	(3,109,411)
Repayment of note payable - Sponsor	(177,057)
Net cash provided by financing activities	136,503,532
Net change in cash	679,517
Cash at beginning of period	48,555
Cash at end of period	$728,072

Non-cash financing activities:
Deferred commission payable	$4,628,750

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 19, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and searching for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Management’s Plan and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited condensed financial statements as of September 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022 and results of its operations for the three and nine months ended September 30, 2022 and cash flows for nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $728,072 and $48,555 in cash as of September 30, 2022 and December 31, 2021. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the Company had $135,706,687 and zero in investments held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, the shares of Class A common stock subject to possible redemption in the amount of $135,606,687 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

As of September 30, 2022, the Class A common stock subject to possible redemption reflected on the condensed balance sheet are reconciled in the following table:

Gross proceeds from IPO	$132,250,000
Less:
Proceeds allocated to Public Warrants,	(23,276,000)
Class A common stock issuance costs	(6,360,054)
Plus:
Original Remeasurement adjustment of carrying value to redemption value	32,281,054
Original Class A common stock subject to possible redemption	134,895,000
Plus:
Remeasurement adjustment of carrying value to redemption value as of June 30, 2022	101,767
Class A common stock subject to possible redemption	134,996,767
Plus:
Remeasurement adjustment of carrying value to redemption value as of September 30, 2022	609,920
Class A common stock subject to possible redemption	$135,606,687

Net Income (Loss) per Common Share

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022, the Company’s outstanding warrants (13,979,000) have been excluded from diluted net loss as their inclusion would be anti-dilutive. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended
	September 30, 2022
	Class A common stock	Class B common stock
Basic and diluted net income per common share
Numerator:
Allocation of net income	$167,330	$39,576
Denominator:
Basic and diluted weighted average shares outstanding	13,979,000	3,306,250

Basic and diluted net income per common share	$0.01	$0.01

	For the Nine Months Ended
	September 30, 2022
	Class A common stock	Class B common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(128,886)	$(35,283)
Denominator:
Basic and diluted weighted average shares outstanding	12,077,445	3,306,250

Basic and diluted net loss per common share	$(0.01)	$(0.01)

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

As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 43.1% for the three months ended September 30, 2022 and 839.9% for the nine months ended September 30, 2022. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, due to changes in the valuation allowance on the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in the Trust Account. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s Investments held in trust account were approximately $135.7 million at September 30, 2022.

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 12 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company incurred $30,000 and $80,000, respectively, of such expenses.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 754,000 and zero, respectively, shares of Class A common stock issued and outstanding (excluding the 13,225,000 shares subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 3,306,250 shares of Class B common stock issued and outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

The Private Placement Warrants and Public Warrants are recorded in stockholders’ equity (deficit) as they qualify for equity treatment under ASC 815.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022
Assets:
Investments held in Trust Account	1	$135,706,687

There was no balance at December 31, 2021.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except as noted below.

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

Results of Operations and Known Trends or Future Events

Our entire activity since inception up to September 30, 2022 relates to our formation, our initial public offering and, since the closing of the initial public offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three and nine months ended September 30, 2022, we had net income and a loss of $206,906 and $164,169, respectively, which consisted primarily of general and administrative expenses partially offset by interest income on Trust assets.

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying financial statements, at September 30, 2022, we had $728,072 in cash and working capital of $830,352.

For the nine months ended September 30, 2022, the net increase in cash was $679,517. Cash used in operating activities was $929,015 and was mainly the result of a net loss of $164,169, interest income earned on trust assets $811,687, cash used in accrued formation and offering costs of $15,449, and cash used in prepaid expenses of $362,800 partially offset by change in deferred offering costs of $108,962 and accrued expenses of $316,128. Cash used in investing activities was $134,895,000 and was the result of funds deposited into the trust account. Cash provided by financing activities was $136,503,532 and was primarily related to the initial public offering.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $135,606,687 and $0, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Net Income (Loss) per Common Share

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants (13,979,000) is contingent upon the occurrence of future events. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended December 31, 2021 except as set forth below. Risks associated with the Merger and Conduit will be more fully discussed in the Form S-4 that the Company intends to file after the filing of this Quarterly Report on Form 10-Q. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are trading on Nasdaq, we will be a “covered corporation” within the meaning of the IRA following this offering. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with the Merger, unless an exemption is available. Issuances of securities in connection with the Merger (including any private placement transaction at the time of the Merger) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain. Except for franchise taxes and income taxes, we may be prohibited from using the proceeds placed in the trust account and the interest earned thereon to pay for fees or taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the IRA on any redemptions or stock buybacks by the Company.

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

MURPHY CANYON ACQUISITION CORP.

November 7, 2022	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 7, 2022	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

