Form 10-K
period 2022-12-31
Murphy Canyon Acquisition Corp.
filed 2023-03-28
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 27, 2023, there were 2,941,728 shares of Class A common stock, $0.0001 par value, and 3,306,250 shares of Class B common stock, $0.0001 par value, of the Company issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $132,646,750 based upon the closing price reported for such date on the Nasdaq Capital Market.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses in our target industry or otherwise;

●	our ability to complete our initial business combination in our target industry or otherwise, such as the proposed combination with Conduit Pharmaceuticals Limited, or the “Conduit Business Combination”;

●	our expectations around the performance of the prospective target business or businesses in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space, which we may refer to as “Proptech” businesses;

iii

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	the requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadlines;

●	our ability to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive approximately $11.05 per share, assuming our sponsor makes the Maximum Contribution (as defined below) less any tax obligations, or less than such amount in certain circumstances, and our warrants will expire worthless;

●	a determination that we are an investment company under the Investment Company Act;

●	a potential business combination with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings;

●	issuance of debt securities, or otherwise incurring substantial debt, to complete an initial business combination;

●	dependence on key personnel;

●	the delisting of our securities by Nasdaq;

●	conflicts of interest between us, our sponsor and our officers and directors;

●	lack of protections afforded to investors of blank check companies;

●	shares being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	warrants’ and founder shares’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	adverse effect of registration rights on the market price of our common stock;

●	the impact of COVID-19 and related risks;
●	business combination with a company located in a foreign jurisdiction;
●	changes in laws or regulations; tax consequences to business combinations; and

●	exclusive forum provisions in our amended and restated certificate of incorporation, or the certificate of incorporation.

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

Initial Public Offering

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

Following the closing of the Initial Public Offering on February 7, 2022, an amount of $139,790,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in the Trust Account. This resulted in an overfunding of the Trust Account of $4,895,000. As such, subsequent to the initial funding of the Trust Account, $2,000,000 was transferred to the Company’s operating cash account and $2,895,000 was used to pay offering costs. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes (less up to $100,000 interest to pay dissolution expenses), the funds held in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the consummation of our initial public offering or up to February 7, 2024 if we extend the period of time to consummate a business combination, at our election by separate one month extensions, subject to satisfaction of certain conditions, including the deposit of approximately $77,000 for each one month extension, into the Trust Account or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of our public shares if we are unable to complete our initial business combination within 12 months from the consummation of our initial public offering or up to February 7, 2024 if we extend the period of time to consummate a business combination, at our election by separate one month extensions, subject to satisfaction of certain conditions, including the deposit of approximately $77,000 for each one month extension, into the Trust Account, subject to applicable law.

Merger Agreement with Conduit Pharmaceuticals Limited

The following description of the Merger Agreement and related agreements does not purport to describe all of the terms thereof and is qualified in its entirety by reference to the complete text of the Merger Agreement and related agreements. Our stockholders and other interested parties are urged to read such agreements in their entirety.

On November 8, 2022, we entered into an agreement and plan of merger (together with an amendment entered into on January 27, 2023, the “Merger Agreement”) with Conduit Pharmaceuticals Limited, a Cayman Islands exempted company (“Conduit”) and Conduit Merger Sub, Inc., a Cayman Islands exempted company and our wholly owned subsidiary. If the Merger Agreement is approved by our stockholders and the transactions under the Merger Agreement are consummated, Merger Sub will merge with and into Conduit, with Conduit surviving the merger as our wholly owned subsidiary (the “Merger”). Upon the closing of the Merger, it is anticipated that we will change our name to “Conduit Pharmaceuticals Inc.” Our board of directors has (i) approved and declared advisable the Merger Agreement, the related ancillary agreements thereto and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by our stockholders.

Pursuant to the Merger Agreement, the outstanding ordinary shares (including the shares issued upon conversion of all outstanding convertible debt, which conversion shall have occurred prior to the consummation of the Merger Agreement) of Conduit will be converted into an aggregate of 65,000,000 shares of our newly issued common stock, with each such outstanding Conduit ordinary share (including the ordinary shares issued upon conversion of all outstanding convertible debt, which conversion shall have occurred prior to the consummation of the Merger Agreement) converted into newly issued shares of our common stock on a pro rata basis.

In connection with the transactions contemplated by the Merger Agreement, we entered into a subscription agreement (the “Subscription Agreement”) with an investor. Pursuant to the Subscription Agreement, the investor has agreed to purchase $27 million (the “Private Placement”) units of our securities, with each unit consisting of (i) one share of common stock and (ii) one warrant to purchase one share of common stock, for a purchase price of $10.00 per unit. The Subscription Agreement contains registration rights, pursuant to which within 15 business days after the closing, we will use reasonable best efforts to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement registering the resale of the shares of common stock included in the units and issued and issuable upon exercise of the warrants. The closing of the Private Placement is conditioned on, among other things, the closing of the Conduit Business Combination.

January 2023 Extension

Initially, we were required to complete our initial business combination transaction by 12 months from the consummation of our initial public offering or up to 18 months if we extended the period of time to consummate a business combination in accordance with our Certificate of Incorporation (“Business Combination Period”). On January 26, 2023, at a special meeting of our stockholders, our stockholders approved a proposal to amend our certificate of incorporation to allow us to extend, at our election, the date by which we have to consummate a business combination up to 12 times, each such extension for an additional one month period, from February 7, 2023, to February 7, 2024. Our stockholders also approved a related proposal to amend the trust agreement allowing us to deposit into the Trust Account, for each one-month extension, one-third of 1% of the funds remaining in the Trust Account following the redemptions made in connection with the approval of the extension proposal at the special meeting. At the special meeting our stockholders also approved a proposal to amend our certificate of incorporation to expand the methods that we may employ to not become subject to the “penny stock” rules of the SEC.

In connection with such proposals, our public stockholders had the right to redeem their shares for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Our public stockholders holding 11,037,272 shares of Class A common stock (out of a total of 13,979,000 shares of Class A common stock) exercised their right to redeem such shares at a redemption price of approximately $10.33 per share. Approximately $114 million in cash was removed from the Trust Account to pay such stockholders and, accordingly, after giving effect to such redemptions, the balance in the Trust Account was approximately $23 million.

As a result of the approval of such proposals, we agreed to deposit into the trust account one-third of 1% of the funds then on deposit in the trust account for each month of the extension period, resulting in a monthly contribution of approximately $0.035 per share that was not redeemed in connection with the Special Meeting (approximately $77,000 in the aggregate per month), or an aggregate of $924,000 (the “Maximum Contribution”) if the date we have to consummate a business combination is extended 12 times, each assuming no interest is earned on the funds in the trust account.

Investment Thesis and Strategy

To date, our efforts have been limited to organizational activities, as well as activities related to our initial public offering and investigating potential business combinations. As of the date of this report, we anticipate that we will consummate the Merger Agreement. While we have entered into the Merger Agreement with Conduit, in the event we are unable to consummate the Conduit Business Combination, we will continue to pursue another business combination. While we may pursue an initial business combination target in any stage of our corporate evolution or in any industry or sector, we intend to focus our search on identifying businesses in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space, which we may refer to as “Proptech” businesses. We define Proptech businesses broadly as those applying innovative digital technologies and technology-enhanced services and solutions to the identification, design, development, construction, operation, underwriting, acquisition, leasing, financing, management and disposition of real estate properties. Leveraging our sponsor’s management team and directors’ deep and global real estate expertise and extensive network of relationships, we intend to identify innovative companies that have the potential to disrupt different aspects of the real estate industry or related industries and to transform how stakeholders relate to real estate in the future. These stakeholders include brokers, investors, lenders, operators, municipalities, service providers, owners, residents and tenants. Our sponsor and management team have a proven track record in identifying opportunities in the real estate industry that have generated attractive risk-adjusted returns.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Competitive Strengths

In the event the Conduit Business Combination is not consummated, we intend to capitalize on the following competitive advantages in our pursuit of a target company or companies:

●

Leadership of an Experienced Management Team.

We believe our management team will provide us with a significant pipeline of opportunities from which to evaluate potential business combinations. Our management team provides a combination of a proprietary sourcing network and deep industry, mergers and acquisition, and capital markets expertise.

Our management team is led by our Chief Executive Officer (“CEO”) Jack K. Heilbron, who has over 40 years of experience in real estate due diligence, mergers and acquisitions, and real estate management. He has previously served as a director of an investment company registered under the Investment Company Act of 1940. We believe that his business acumen and experience, which demonstrate his ability to identify opportunities and enhance value, will help facilitate our business acquisition strategy.

Our Chief Financial Officer (“CFO”), Adam Sragovicz, has over 25 years of experience in treasury and investment analysis, equity and debt management, strategic risk and reward analysis as well as portfolio management. We believe that Mr. Sragovicz brings a unique background to oversee the Company’s accounting and financial reporting matters through a wealth of experience in SEC reporting, finance, accounting, and building and integrating internal control structures in high growth environments which will provide accurate and reliable financial and operations reporting and internal control structures for successfully acquired domestic and international acquisition targets.

Ed Bentzen, our Chief Accounting Officer (“CAO”), brings over 18 years of professional experience in accounting and finance for both public and private companies, including seven years of experience in SEC reporting, control processing experience at publicly traded companies]. We believe that Mr. Bentzen’s expertise in financial reporting will prove invaluable in evaluating acquisition targets and ensuring a smooth business combination process.

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

Industry Opportunity

While we may acquire a business or businesses in any industry, in the event the Conduit Business Combination is not consummated, our focus will be on companies in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space, which we may refer to as “Proptech” businesses. We believe that our target industry is attractive for a number of reasons, including the following:

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

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. In the event that the Conduit Business Combination is not consummated, we will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to focus on companies that provide value-added services that we believe:

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

Members of our management team will directly or indirectly own founder shares and/or private placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination. However, subject to any pre-existing contractual or fiduciary obligations, our sponsor and officers and directors will offer all suitable business combination opportunities within the real estate industry (and other related sectors, as discussed elsewhere in this annual report) to us before any other person or company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by February 7, 2024.

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

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. In the event that the Conduit Business Combination is not consummated, we believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Financial Position

With funds available for an initial business combination in the amount of approximately $23 million after payment of $4,628,750 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

As in the case of the Conduit Business Combination, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval of the Conduit Business Combination and, if the Conduit Business Combination is not consummated, of any future proposed initial business combination if it is required by applicable law or applicable stock exchange listing requirements, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination, including the Conduit Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is anticipated to be approximately $11.05 per public share, assuming our sponsor makes the Maximum Contribution, less any tax obligations. Except as otherwise set forth herein, all references to the approximately $11.05 per share redemption amount assume that our sponsor will have made the Maximum Contribution and do not include any interest generated on the amounts in the trust account. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination, as in the case of the Conduit Business Combination, or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq we will be required to comply with such rules.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares held by them and any public shares acquired during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. In order to have our initial business combination approved (assuming only the minimum number of shares representing a quorum are voted), we would need 716,864, or approximately 33% of the 2,187,728 Class A common Stock public shares, to be voted in favor of an initial business combination, in addition to our initial stockholders’ founder shares. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorums and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, so that we are not subject to the SEC’s “penny stock” rules, we will not redeem any public shares unless (i) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or (ii) we are otherwise exempt from the provisions of Rule 419 promulgated under the Securities Act . If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our certificate of incorporation provides that we may not redeem our public shares unless (i) we are exempt from the provisions of Rule 419 promulgated under the Securities Act other than through our net tangible assets or (ii) our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target at the election of the Company until February 7, 2024.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our certificate of incorporation provides that we will have up to February 7, 2024 if we extend the period of time to consummate a business combination, at our election by separate one month extensions, subject to satisfaction of certain conditions, including the deposit of up to $77,000 for each one month extension, into the Trust Account, to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within such period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions). However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions).

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the funds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. As of December 31, 2022, we had approximately $346,000 in cash remaining. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $11.05, assuming our sponsor makes the Maximum Contribution and net of any taxes paid or payable. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than approximately $11.05. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,500,000 from loans from our sponsor with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions), may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible up to the 24th month from the closing of our initial public offering at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with our certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions) , subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our certificate of incorporation, like all provisions of our certificate of incorporation, may be amended with a stockholder vote.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, including the financial statements, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For the complete list of risks relating to the Conduit Business Combination, see the section titled “Risk Factors” contained in the Form S-4 which the Company intends to file after the filing of this annual report.

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

Pursuant to the letter agreement, our sponsor, officers and directors will agree to vote any founder shares held by them, as well as any public shares they may have acquired after our initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to the Class A shares held by our initial stockholders, we would need 716,864, or approximately 33%, of the 2,187,728 public shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming only the minimum number of shares representing a quorum are voted). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions) . Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive approximately $11.05 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our certificate of incorporation provides that we must complete our initial business combination on or prior to February 7, 2024 at the election of the Company subject to certain conditions. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. Further, if the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive approximately $11.05 per share, assuming our sponsor makes the Maximum Contribution and less any tax obligations, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than approximately $11.05 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $11.05 per share” and other risk factors below.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions) , or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions), subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The representative may have a conflict of interest if they render services to us in connection with our initial business combination.

We may elect to engage A.G.P. (who was the representative of the underwriters of our initial public offering) to assist us in connection with our initial business combination. A portion (3.5%) of the representatives’ discounts and commissions is not payable unless the Company completes its initial business combination. Therefore, if the representative provides services to us in connection with our initial business combination, these financial interests may result in the representative having a conflict of interest when providing such services to us. A.G.P. has been engaged by Conduit as its financial advisor for the Conduit Business Combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.05 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.05 per share, assuming our sponsor makes the Maximum Contribution and less any tax obligations, on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.05 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $11.05 per share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the placement units not being held in the Trust Account are insufficient to allow us to operate, we may be unable to complete our initial business combination, in which case our public stockholders may only receive approximately $11.05 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account to fund our working capital requirements may not be sufficient to allow us to operate until February 7, 2024, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until February 7, 2024; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.05 per share, assuming our sponsor makes the Maximum Contribution and less any tax obligations, on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than approximately $11.05 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $11.05 per share” and other risk factors herein.

We depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

In connection with the extension of our business combination termination date and related payments into the trust account and continued operating expenses, we have borrowed $300,000 from our sponsor and may borrow up to $1,500,000 in total. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $11.05 per share, assuming our sponsor makes the Maximum Contribution and less any tax obligations, on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.05 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $11.05 per share” and other risk factors below.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions), our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.05 per share, assuming our sponsor makes the Maximum Contribution and less any tax obligations, on the liquidation of our Trust Account and our warrants will expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions) in accordance with our certificate of incorporation) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange requirements, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.05 per share, assuming our sponsor makes the Maximum Contribution and less any tax obligations, on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than approximately $11.05 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $11.05 per share” and other risk factors herein.

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

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.05 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.05 per share, assuming our sponsor makes the Maximum Contribution and less any tax obligations, on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than approximately $11.05 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $11.05 per share” and other risk factors herein.

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

Of the net proceeds from our initial public offering and the sale of the placement units, and after redemptions in February 2023, approximately $23 million will be available to complete our initial business combination and pay related fees and expenses.

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

Our certificate of incorporation will not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants (which may include public warrants acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market). In addition, our certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.

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

Our certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the placement units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our certificate of incorporation. Our sponsor, which owns approximately 65% of our common stock, will participate in any vote to amend our certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our certificate of incorporation.

Our sponsor, officers and directors will agree, pursuant to a written agreement with us, that they will not propose any amendment to our certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we will enter into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

We have not selected any specific business combination target, but intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.05 per share, assuming the sponsor makes the Maximum Contribution and less any tax obligations, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $11.05 per share on the liquidation of our Trust Account, assuming the sponsor makes the Maximum Contribution and less any tax obligations, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $11.05 per share,” under certain circumstances our public stockholders may receive less than approximately $11.05 per share upon the liquidation of the Trust Account.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our sponsor owns shares representing approximately 23% of our issued and outstanding shares of common stock. Accordingly, it may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our certificate of incorporation and approval of major corporate transactions. If our sponsor purchases any additional shares of common stock in the open market or in privately negotiated transactions, this would increase its control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. Additionally, we may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination.

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

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive approximately $11.05 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our certificate of incorporation provides that we must complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. Further, if the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive approximately $11.05 per share, assuming our sponsor makes the Maximum Contribution and less any tax obligations, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than approximately $11.05 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $11.05 per share” and other risk factors below.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions), subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Under the Inflation Reduction Act of 2022 (the “IRA”), adding Section 4501 to the Internal Revenue Code, a domestic corporation whose stock is traded on an established securities market (a “covered corporation” under the IRA) is subject to an excise tax of 1% on repurchases (redemptions) of its stock after December 31, 2022 (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the Nasdaq, we are a “covered corporation” within the meaning of the IRA.

The IRA became law on August 16, 2022. On December 27, 2022, the Internal Revenue Service published Notice 2023-2, providing “Initial Guidance” regarding the application of the Excise Tax on repurchases of corporate stock under Section 4501. Under these authorities we expect the Excise Tax to be imposed on the fair market value of stock repurchased by us. Under a “netting rule”, the fair market value of stock repurchased by us may be reduced by the fair market value of securities issued by us in the same taxable year, with the 1% Excise Tax then imposed on the excess, if any, of the value of redemptions over the value of issuances. Therefore, issuances of stock by us in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) will reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year. However, a business combination may not be completed during 2023 and, even if a business combination is completed, the fair market value of the securities redeemed may exceed the fair market value of the securities issued in such a combination or otherwise. (The fair market value of securities that are redeemed is determined by the market price of the stock on the day of redemption, regardless of the actual redemption amount.) Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets.

Further, while the authorities indicate that as a general rule the Excise Tax does not apply in the event of a complete liquidation of a covered corporation, the availability of this exemption under circumstances that might surround the liquidation of a SPAC is not entirely clear.

While excise tax returns are generally filed on a quarterly basis, the Internal Revenue Service expects to issue regulations providing that reports of Excise Tax liability are due with the first quarterly excise tax return filed after the close of the taxable year. Except for franchise taxes and income taxes, the proceeds placed in the trust account and the interest earned thereon shall not be used to pay for possible excise tax or any other fees or taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the IRA on any redemptions or stock buybacks by the Company (except in the case of proceeds that are delivered to the Company following a business combination).

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

The Conduit Business Combination is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all.

The completion of the Conduit Business Combination is subject to a number of conditions. The completion of the Conduit Business Combination is not assured and is subject to risks, including the risk that approval of the Conduit Business Combination by our stockholders is not obtained or that other closing conditions are not satisfied. If we does not complete the Conduit Business Combination, we could be subject to several risks, including:

●	negative reactions from the financial markets, including declines in the price of our Class A common stock due to the fact that current prices may reflect a market assumption that the Conduit Business Combination will be completed; and

●	the attention of our management will have been diverted to the Conduit Business Combination rather than the pursuit of other opportunities in respect of an initial business combination.

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

On November 16, 2021, Murphy Canyon Acquisition Sponsor, LLC, our sponsor, purchased 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On January 26, 2022 our sponsor surrendered and forfeited 1,006,250 founder shares for no consideration, following which our sponsor held 3,306,250 founder shares at approximately $0.008 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering (excluding the placement units and underlying securities). The founder shares will be worthless if we do not complete an initial business combination. Our sponsor 754,000 placement units for an aggregate purchase price of $7,540,000. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share. Our Sponsor has agreed to transfer, but has not yet transferred, an aggregate of 45,000 placement units (15,000 each) to each of our three independent directors. These securities will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares held by them in connection with a stockholder vote to approve a proposed initial business combination. In addition, we have obtained loans from our sponsor and may in the future obtain additional loans from our sponsor, affiliates of our sponsor or an officer or director. We may not be able to repay our sponsor unless we complete an initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Risks Relating to Our Securities

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than approximately $11.05 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than approximately $11.05 per share, assuming our sponsor makes the Maximum Contribution.

Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities were listed on the Nasdaq Global Market, a national securities exchange, upon consummation of our initial public offering. Although we met the minimum initial listing standards of Nasdaq, which generally only requires that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Nasdaq’s requirements for continued listing include a public float of 1,100,000, a market value of public float of $15,000,000, a market value of listed securities of $50,000,000 and 400 shareholders. We believe that we currently fail to satisfy Nasdaq’s market value of listed securities and number of shareholders requirements as a result of the redemptions made in connection with our January 2023 vote to extend the deadline for us to complete our initial business combination. As of the date of this Form 10-K, we have not received any correspondence from Nasdaq related to such deficiencies but we cannot guarantee that Nasdaq will not issue a Staff Delisting Letter (which would allow us to seek review of the decision by an independent listing hearings panel), require us to submit a plan of compliance, or halt trading in our securities. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	inability to consummate our initial business combination;

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). However, our certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our certificate of incorporation, like all provisions of our certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

Our warrants were issued in registered form under a warrant agreement between Vstock Transfer, LLC, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in our prospectus for our initial public offering, or defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants (which may include public warrants acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market). Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

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

We have issued warrants to purchase 13,225,000 shares of common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued placement units, in a private placement, consisting of an aggregate of 754,000 placement units. Our initial stockholders currently own an aggregate of 3,306,250 founder shares. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. To the extent we issue shares of common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

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

Our certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

General Risk Factors

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with very limited operating results to date. Since we do not have a substantial operating history, you will have a very limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

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

(b) Holders

On March 27, 2023, there were 118 holders of record of our common stock.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(f) Recent Sales of Unregistered Securities

None.

(g) Use of Proceeds from Registered Offerings

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

See “January 2023 Extension” as noted in Part I, Item I Business in this Annual Report on Form 10-K for additional information regarding proceeds currently in the Trust Account.

(h) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

As indicated in the accompanying financial statements, at December 31, 2022 and December 31, 2021, we had $345,777 and $48,555 in cash, respectively and deferred offering costs of $0 and $108,962, respectively. Additionally, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,628,750. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Merger Agreement

On November 8, 2022, we entered into an agreement and plan of merger (together with an amendment entered into on January 27, 2023, the “Merger Agreement”) with Conduit Pharmaceuticals Limited, a Cayman Islands exempted company (“Conduit”) and Conduit Merger Sub, Inc., a Cayman Islands exempted company and our wholly owned subsidiary. If the Merger Agreement is approved by our stockholders and the transactions under the Merger Agreement are consummated, Merger Sub will merge with and into Conduit, with Conduit surviving the merger as our wholly owned subsidiary (the “Merger”). Upon the closing of the Merger, it is anticipated that we will change our name to “Conduit Pharmaceuticals Inc.” Our board of directors has (i) approved and declared advisable the Merger Agreement, the related ancillary agreements thereto and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by our stockholders.

Pursuant to the Merger Agreement, the outstanding ordinary shares (including the shares issued upon conversion of all outstanding convertible debt, which conversion shall have occurred prior to the consummation of the Merger Agreement) of Conduit will be converted into an aggregate of 65,000,000 shares of our newly issued common stock, with each such outstanding Conduit ordinary share (including the ordinary shares issued upon conversion of all outstanding convertible debt, which conversion shall have occurred prior to the consummation of the Merger Agreement) converted into newly issued shares of our common stock on a pro rata basis.

In connection with the transactions contemplated by the Merger Agreement, we entered into a subscription agreement (the “Subscription Agreement”) with an investor. Pursuant to the Subscription Agreement, the investor has agreed to purchase $27 million (the “Private Placement”) units of our securities, with each unit consisting of (i) one share of common stock and (ii) one warrant to purchase one share of common stock, for a purchase price of $10.00 per unit. The Subscription Agreement contains registration rights, pursuant to which within 15 business days after the closing, we will use reasonable best efforts to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement registering the resale of the shares of common stock included in the units and issued and issuable upon exercise of the warrants. The closing of the Private Placement is conditioned on, among other things, the closing of the Conduit Business Combination.

January 2023 Extension

Initially, we were required to complete our initial business combination transaction by 12 months from the consummation of our initial public offering or up to 18 months if we extended the period of time to consummate a business combination in accordance with our Certificate of Incorporation. On January 26, 2023, at a special meeting of our stockholders, our stockholders approved a proposal to amend our certificate of incorporation to allow us to extend, at our election, the date by which we have to consummate a business combination up to 12 times, each such extension for an additional one month period, from February 7, 2023, to February 7, 2024. Our stockholders also approved a related proposal to amend the trust agreement allowing us to deposit into the Trust Account, for each one-month extension, one-third of 1% of the funds remaining in the Trust Account following the redemptions made in connection with the approval of the extension proposal at the special meeting. At the special meeting our stockholders also approved a proposal to amend our certificate of incorporation to expand the methods that we may employ to not become subject to the “penny stock” rules of the SEC.

In connection with such proposals, our public stockholders had the right to redeem their shares for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Our public stockholders holding 11,037,272 shares of Class A common stock (out of a total of 13,979,000 shares of Class A common stock) exercised their right to redeem such shares at a redemption price of approximately $10.33 per share. Approximately $114 million in cash was removed from the Trust Account to pay such stockholders and, accordingly, after giving effect to such redemptions, the balance in the Trust Account was approximately $23 million.

As a result of the approval of such proposals, we agreed to deposit into the trust account one-third of 1% of the funds then on deposit in the trust account for each month of the extension period, resulting in a monthly contribution of approximately $0.035 per share that was not redeemed in connection with the special meeting, or an aggregate of approximately $77,000 per month, and an aggregate of $924,000 (the “Maximum Contribution”) if the date we have to consummate a business combination is extended 12 times, each assuming no interest is earned on the funds in the trust account.

Results of Operations and Known Trends or Future Events

Our entire activity since inception up to December 31, 2022 relates to our formation, our initial public offering and, since the closing of the initial public offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022 and during the period from October 19, 2021 (inception) through December 31, 2021, we had net income and a loss of $398,639 and $4,381, respectively. For the year ended December 31, 2022 this consisted primarily of general and administrative expenses of approximately $1.20 million and income tax expense of $374,862. This was offset by interest income of approximately $1.98 million earned on Trust assets during the year ended December 31, 2022. There was no interest income earned and during the period from October 19, 2021 (inception) through December 31, 2021, and the net loss consisted of formation costs.

In January 2023, our public stockholders had the right to redeem their shares for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account. Our public stockholders holding 11,037,272 shares of Class A common stock (out of a total of 13,979,000 shares of Class A common stock) exercised their right to redeem such shares at a redemption price of approximately $10.33 per share. Approximately $114 million in cash was removed from the Trust Account to pay such stockholders and, accordingly, after giving effect to such redemptions, the balance in the Trust Account was approximately $23 million. As a result of less fund in the Trust Account, we do not expect the same level of interest income in 2023 as we experienced during the year ended December 31, 2022.

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying financial statements, at December 31, 2022, we had $345,777 in cash.

For the year ended December 31, 2022, the net increase in cash was $297,222. Cash used in operating activities was $1,311,310 and was mainly the result of a net income of $398,639, interest income earned on trust assets $1,976,183, cash used in accrued expenses of $27,664, and cash used in prepaid expenses of $245,254 partially offset by change in deferred offering costs of $108,962 and accrued income taxes payable of $374,862. Cash used in investing activities was $134,895,000 and was the result of funds deposited into the trust account. Cash provided by financing activities was $136,503,532 and was primarily related to the initial public offering.

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

On February 7, 2022, simultaneously with the consummation of the Offering, the Company consummated the private placement of 754,000 units (the “Private Placement Units”) to the Sponsor, which amount includes 69,000 Private Placement Units purchased by the Sponsor in connection with the Underwriters’ exercise of the Option in full, at a price of $10.00 per Private Placement Unit, generating gross proceeds of approximately $7.54 million (the “Private Placement”) a portion of the proceeds of were placed in the Trust Account and a portion was used to pay offering expenses including the non-deferred underwriting discount related to the Offering. See “January 2023 Extension” as noted above for additional information regarding proceeds currently in the Trust Account.

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

Commencing on the date of our initial public offering, we have pay Murphy Canyon Management Group, Inc., an affiliate of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2022, total payments to Murphy Canyon Management Group were $110,000. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

On November 4, 2021 our sponsor loaned us $300,000 to be used for a portion of the expenses of the initial public offering. These loans are non-interest bearing, unsecured and were repaid upon the closing of the initial public offering in February 2022.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

In connection with the initial public offering, our sponsor purchased 754,000 placement units for an aggregate purchase price of $7,540,000. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share. Our Sponsor has agreed to transfer, but has not yet transferred, an aggregate of 45,000 placement units (15,000 each) to each of our three independent directors. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares, or placement units, which will expire worthless if we do not consummate a business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions). The placement units are identical to the units sold in the initial public offering except that the placement units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of our initial business combination except to permitted transferees, the purchasers of the placement units waive any and all rights and claims that they may have to any proceeds, and any interest thereon, held in the Trust Account in respect of the common stock underlying such placement units in the event that a business combination is not consummated. The placement units are entitled registration rights. Additionally, the warrants underlying the placement units contain a cashless exercise provision and shall be non-redeemable while held by the initial purchasers thereof or their permitted assignees. There will be no underwriting fees or commissions due with the respect to the private placement.

Our sponsor has agreed to waive its redemption rights with respect to its founder shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions) and (iii) if we fail to consummate a business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions) or if we liquidate prior to the expiration of such period. However, our initial stockholders will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions).

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

On March 7, 2023 our sponsor loaned us $300,000 to be used to fund the trust account and for our operating expenses, and may lend up to $1,500,000 in total. These loans are non-interest bearing, unsecured and will be repayable in full upon the earlier of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our Management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting as such report is not required for the Company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this report, our current directors and executive officers are as follows:

Name	Age	Position
Jack K. Heilbron	72	Chief Executive Officer, President, and Chairman
Adam Sragovicz	53	Chief Financial Officer, Treasurer, and Director
Ed Bentzen	46	Chief Accounting Officer
Francis Knuettel II	56	Director
Chele Chiavacci Farley	55	Director
Richard E. Feinberg	75	Director

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

Francis Knuettel II

Mr. Knuettel II has served on our board of directors since the closing of our initial public offering and currently serves as Managing Member of Camden Capital. From December 2020 through April 2022, he was Chief Executive Officer and on the board of Unrivaled Brands, Inc. (OTCQX: UNRV). Mr. Knuettel was formerly a Restructuring Advisory Consultant at Viridian Capital Advisors from May 2020 to November 2020. Mr. Knuettel joined Viridian while at One Cannabis Group (“OCG”) where Mr. Knuettel was the Chief Financial Officer from June 2019 to January 2021 and was integral to the sale of the company to Item 9 Labs Corp. (OTCQX: INLB). Prior to OCG, Mr. Knuettel was CFO at MJardin, a Denver-based cannabis cultivation and dispensary management company, from August 2018 to June 2019 where he led the company’s IPO on the Canadian Securities Exchange. Prior to MJardin, Mr. Knuettel held numerous CFO and CEO positions at early-stage and NASDAQ-listed companies where he had significant experience both building and restructuring businesses. Mr. Knuettel serves on several corporate boards, including on the Board of Directors of 180 Life Sciences (ATNF), an early-stage therapeutic biotech company, since July 2021, on the Board of Directors of Relativity Acquisition Corp. (RACY), a special purpose acquisition company, since February 2022 and on the Board of Directors of ECOM Medical, Inc., a developer of endotracheal patient monitoring systems, since July 2019 (where he is the Chairman and chair of the company’s audit committee). Mr. Knuettel has advised that he will be named as a director nominee of a special purpose acquisition company Relativity Acquisition Corp. and may be named a director nominee of additional special purpose acquisition companies. Each such appointment will not take effect until the consummation of the initial public offering for the applicable company. If such appointment becomes effective, Mr. Knuettel will have fiduciary duties equivalent to and on the same level of priority as those obligations owed to our Company. We do not believe this gives rise to any theoretical or actual conflict of interest with respect to such other special purpose acquisition companies and our Company, since each of these entities intends to target business combinations in a different industry than those targeted by us. Accordingly, while any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. Mr. Knuettel graduated cum laude from Tufts University with a B.A. degree in Economics and from The Wharton School of Business at the University of Pennsylvania with an MBA in Finance and Entrepreneurial Management. Mr. Knuettel is well-qualified to serve on our board of directors due to Mr. Knuettel’s experience and expertise serving on several boards and his expertise in the implementation and management of the acquisition of several private companies.

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

Richard E. Feinberg

Richard E. Feinberg has served on the MURF Board since the closing of its initial public offering. Mr. Feinberg has been a Professor of International Political Economy at the University of California, San Diego, since 1996 and an Emeritus Professor since 2021. Previously, Mr. Feinberg served as Special Assistant to the President for National Security Affairs and as a Senior Director for the Office of Inter-American Affairs, National Security Council, the White House, from 1993 to 1996. Mr. Feinberg was integral to architecture of the 1994 Miami Summit of the Americas and of the proposed Free Trade Area of the Americas (FTAA). Mr. Feinberg has worked in various other governmental roles including: (i) Member of the Policy Planning Staff of the Department of State (1977-1980); and (ii) international economist for the U.S. Treasury Department (1975-1977). Mr. Feinberg served in executive positions at various public policy institutes including: (i) as president of the Inter-American Dialogue (1992-1993); (ii) as executive vice president and director of studies of the Overseas Development Council (1982-1991). Mr. Feinberg taught a graduate-level course on international financial institutions as an adjunct professor at Georgetown University School of Foreign Service from 1980 to 1985. Mr. Feinberg holds a Ph.D. in international economics from Stanford University and a B.A. in European history from Brown University. Mr. Feinberg is well-qualified to serve on the MURF Board due to his expertise in political relations, public policies, financial and economic management internationally, which enable him to provide accurate and reliable expertise on international economic policies and trends including as they may relate to international acquisitions.

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
67

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

Notwithstanding the foregoing, as indicated above, other than the payment to Murphy Canyon Management Group, Inc., and affiliate of our sponsor, of $10,000 per month, through February 7, 2024 at the latest, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the period from October 19, 2021 (inception) through December 31, 2022, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination, and the pending transfer of 15,000 placement units to each of our three independent directors, no compensation or fees of any kind will be paid to our sponsor, initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of shares, by:

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

The following table presents the number of shares and percentage of our common stock beneficially owned as of March 27, 2023, by each person, or group of persons, known to us who beneficially owns more than 5% of our capital stock, each named executive officer, each of our directors and all directors and executive officers as a group.

	Class A Common Stock		Class B Common Stock(2)
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
Jack K. Heilbron (2)	754,000	25.63%	3,306,250	100%
Adam Sragovicz	-	-	-	-
Ed Bentzen	-	-	-	-
Francis Knuettel II (3)	-	-	-	-
Chele Chiavacci Farley (3)	-	-	-	-
Richard Feinberg (3)	-	-	-	-
All directors and executive officers as a group (six individuals)	754,000	25.63%	3,306,250	100%
Murphy Canyon Acquisition Sponsor, LLC	754,000	25.63%	3,306,250	100%
Shaolin Capital Management, LLC (4)	609,750	20.73%	-	-
MMCAP International Inc. SPC (5)	350,000	11.89%	-	-
Hudson Bay Capital Management LP (6)	934,112	31.75%	-	-
Polar Asset Management Partners Inc. (7)	700,000	23.80%	-	-

* Represents less than 1%.

(1)	Unless otherwise noted, the business address of each of the entities or individuals listed above is c/o Murphy Canyon Acquisitions Corp., 4995 Murphy Canyon Road, Suite 300, San Diego, CA 92123

(2)	Represents securities held by Murphy Canyon Acquisition Sponsor, LLC, our sponsor, of which Jack K. Heilbron is the managing member. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by Mr. Heilbron. Mr. Heilbron disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest.

(3)	We have agreed to transfer 15,000 placement units, consisting of one share of common stock and one warrant, to each of our independent directors. As of March 27, 2023 these units have not been transferred.

(4)

Based on a Schedule 13D filed on February 16, 2023. The securities owned by this shareholder are held directly by (i) Shaolin Capital Partners Master Fund, LTD, a Cayman Islands exempted company, to which Shaolin Capital Management LLC, a Delaware limited liability company, (the “Investment Manager”) serves as the investment manager and (ii) an sub-accounts (the “Managed Accounts”) to which the Investment Manager serves as sub-advisor. The business address of this shareholder is 230 NW 24th Street Suite 603 Miami, Florida 33133.

(5)	Based on a Schedule 13G/A filed on February 14, 2023. The business address of this shareholder is c/o Mourant Governance Services (Cayman) Limited.
71

(6)	Based on a Schedule 13G filed on February 10, 2023. The business address of this shareholder is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.
(7)

Based on a Schedule 13G filed on February 10, 2023. The securities owned by this shareholder are held directly by Polar Multi-Strategy Master Fund. The business address of this shareholder is 16 York Street, Suite 2900, Toronto, Ontario, Canada M5J 0E6.

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

On February 7, 2022, our sponsor was issued an aggregate of 754,000 placement units at a price of $10.00 per unit for an aggregate purchase price of $7,540,000. Our Sponsor has agreed to transfer, but has not yet transferred, an aggregate of 45,000 placement units (15,000 each) to each of our three independent directors following our initial public offering. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares or placement units, which will expire worthless if we do not consummate a business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions).

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

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the offering. These loans were non-interest bearing, unsecured and were repaid upon the closing of the initial public offering. This loan was paid in full upon our initial public officer and had a zero balance as of December 31, 2022. On March 7, 2023 our sponsor loaned us $300,000 to be used to fund the trust account and for our operating expenses, and may lend up to $1,500,000 in total. These loans are non-interest bearing, unsecured and will be repayable in full upon the earlier of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We have not and do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the Trust Account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $1,500,000 in loans made to us by our sponsor to cover funding the Trust Account in connection with extending our business combination termination date and to cover our operating expenses;
●	Payment to Murphy Canyon Management Group, Inc., an affiliate of our sponsor, of $10,000 per month, potentially through February 7, 2024, for office space, utilities and secretarial and administrative support;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

Our audit committee has reviewed on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates during the year ended December 31, 2022.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, initial public offering balance sheet audit, and other required filings with the SEC for the year ended December 31, 2022 totaled approximately $77,250. For the period from October 19, 2021 (inception) through December 31, 2021, we paid Marcum audit fees totaling approximately $45,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation. We paid Marcum for audit-related fees for the year ended December 31, 2022 totaling approximately $62,387. We did not pay Marcum for audit-related fees for the period from October 19, 2021 (inception) through December 31, 2021.

Tax Fees. We paid Marcum for tax planning and tax advice for the year ended December 31, 2022 totaling $8,755. We did not pay Marcum for tax planning and tax advice for the period from October 19, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for year ended December 31, 2022. We did not pay Marcum for other services for the period from October 19, 2021 (inception) through December 31, 2021.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-K.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement (filed as Exhibit 1.1 to the Current Report on Form 8-K filed February 8, 2022) and incorporated herein by reference)
2.1	Merger Agreement dated as of November 8, 2022, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference)
2.2	Amendment to Merger Agreement dated as of January 18, 2023, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on January 30, 2023, and incorporated herein by reference)
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
3.2	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
3.3	Amendment to the Amended and Restated Certificate of Incorporation of Murphy Canyon Acquisition Corp. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 3, 2023, and incorporated herein by reference)
3.4	By Laws (filed as Exhibit 3.3 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
4.1	Specimen Unit Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
4.2	Specimen Common Stock Certificate (filed as Exhibit 4.2 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
4.3	Specimen Warrant Certificate (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
4.4	Warrant Agreement between Vstock Transfer, LLC and the Company (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
4.5	Form of Warrant (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference)
4.6	Amended Form of Warrant (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2023, and incorporated herein by reference)
4.7*	Description of Registered Securities
10.1	Letter Agreement, dated February 2, 2022, among the Company, Murphy Canyon Acquisition Sponsor, LLC and each of the executive officers and directors of the Company (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
10.2	Promissory Note, dated November 4, 2021, issued to Murphy Canyon Acquisition Sponsor, LLC (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)

10.3	Investment Management Trust Agreement, dated December 2, 2022, between the Company and Wilmington Trust Company (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
10.4	Registration Rights Agreement, dated December 2, 2022, among the Company and certain securityholders (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
10.5	Securities Subscription Agreement, dated November 4, 2021, between the Company and Murphy Canyon Acquisition Sponsor, LLC. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
10.6	Placement Unit Purchase Agreement, dated December 2, 2022, between the Company and Murphy Canyon Acquisition Sponsor, LLC (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
10.7	Form of Indemnity Agreement (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
10.8	Administrative Support Agreement, dated January 31, 2022, by and between the Company and Murphy Canyon Management Group, Inc. (filed as Exhibit 10.6 to the Current Report on Form 8-K filed on February 2, 2022 and incorporated herein by reference)
10.9	Form of Subscription Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference)
10.10	Form of Lock-Up Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference)
10.11	Sponsor Support Agreement dated as of November 8, 2022, by and among Murphy Canyon Acquisition Corp. and each of the Persons set forth on Schedule I attached thereto (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference)
10.12	Shareholder Support Agreement dated as of November 8, 2022, by and among Murphy Canyon Acquisition Corp., Conduit Pharmaceuticals Limited and each of the Persons set forth on Schedule I attached thereto. (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference)
10.13	Amendment to Subscription Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2023, and incorporated herein by reference)
10.14*	Amendment No. 1 to Investment Management Trust Agreement
14.1	Form of Code of Ethics (filed as Exhibit 14.1 to the Registration Statement on Form S-1 (333-262036) and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2023.

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

Name	Position	Date

/s/ Jack K. Heilbron	Chief Executive Officer and Chairman	March 28, 2023
Jack Heilbron	(Principal Executive Officer)

/s/ Adam Sragovicz	Chief Financial Officer, Treasurer, and Director	March 28, 2023
Adam Sragovicz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Francis Knuettel II	Director	March 28, 2023
Francis Knuettel II

/s/ Chele Farley	Director	March 28, 2023
Chele Farley

/s/ Richard E. Feinberg	Director	March 28, 2023
Richard E. Feinberg

MURPHY CANYON ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements of Murphy Canyon Acquisition Corp.:
Report of Independent Registered Public Accounting Firm (PCAOB No. 688)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from October 19, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2022 and for the period from October 19, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from October 19, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Murphy Canyon Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Murphy Canyon Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2022 and for the period from October 19, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from October 19, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination which is less than one year form the date of the issuance of the financial statements. Additionally, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY
March 28, 2023

MURPHY CANYON ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$345,777	$48,555
Prepaid expenses	300,862	55,608
Total current assets	646,639	104,163
Investments held in Trust Account	136,871,183	-
Deferred offering costs	-	108,962
Total Assets	$137,517,822	$213,125

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$43,113	$15,449
Income taxes payable	374,862	-
Note payable – Sponsor	-	177,057
Total current liabilities	417,975	192,506
Deferred commission payable	4,628,750	-
Total Liabilities	5,046,725	192,506

Commitments and Contingencies (Note 6)	-

Common stock subject to possible redemption at redemption value (13,225,000 shares at $10.34 per share)	136,771,183	-

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 754,000 (excluding 13,225,000 subject to possible redemption) and none issued and outstanding at December 31, 2022 and December 31, 2021, respectively	75	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,306,250 shares issued and outstanding	331	331
Additional paid-in capital	-	24,669
Accumulated deficit	(4,300,492)	(4,381)
Total Stockholders’ Equity (Deficit)	(4,300,086)	20,619
Total Liabilities and Stockholders’ Equity (Deficit)	$137,517,822	$213,125

The accompanying notes are an integral part of these financial statements.

MURPHY CANYON ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year December 31, 2022	FOR THE PERIOD FROM OCTOBER 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
General and administrative expenses	$1,092,682	$4,381
Administration fee – related party	110,000	-
Total expenses	1,202,682	4,381

Other Income
Interest income – Investments held in Trust Account	1,976,183	-
Total other income	1,976,183	-
Net income (loss) before income taxes	773,501	(4,381)
Income tax expense	(374,862)	-
Net income (loss)	$398,639	$(4,381)
Class A common stock – weighted average shares outstanding, basic and diluted	12,558,058	-
Class A common stock – Basic and diluted net income (loss) per share	$0.03	$-
Class B common stock – weighted average shares outstanding, basic and diluted	3,306,250	2,875,000	(1)(2)
Class B common stock – Basic and diluted net income (loss) per share	$0.03	$(0.00)

(1)	Excludes an aggregate of up to 431,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters exercised the over-allotment option in full on February 7, 2022. As such, the Class B common stock is no longer subject to forfeiture (see Notes 5 and 6).
(2)	On January 26, 2022, the Sponsor surrendered and forfeited 1,006,250 founder shares for no consideration following which the Sponsor holds 3,306,250 founder shares. All share amounts have been retroactively restated to reflect this surrender (see Note 5).

The accompanying notes are an integral part of these financial statements.

MURPHY CANYON ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM OCTOBER 19, 2021 (INCEPTION) TO DECEMBER 31, 2021

	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, October 19, 2021 (inception)

Issuance of Class B common stock to Sponsor(1) (2)			3,306,250	331	24,669	-	25,000
Net loss			-	-	-	(4,381)	(4,381
Balance, December 31, 2022	-	$-	3,306,250	$331	$24,669	$(4,381)	$20,619
Proceeds allocated to Public Warrants, net of offering costs	-	-	-	-	21,917,543	-	21,917,543
Sale of Private Placement Units, net of offering costs	754,000	75	-	-	7,520,275	-	7,520,350
Remeasurement of Class A common stock subject to possible redemption upon IPO	-	-	-	-	(29,462,487)	(2,818,567)	(32,281,054)
Remeasurement of Class A shares to redemption value						(1,876,183)	(1,876,183)
Net income	-	-	-	-	-	398,639	398,639
Balance, December 31, 2022	754,000	$75	3,306,250	$331	$-	$(4,300,492)	$(4,300,086)

(1)	Includes an aggregate of up to 431,250 shares of Common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters exercised the over-allotment option in full on February 7, 2022. As such, the Class B common stock is no longer subject to forfeiture (see Notes 5 and 6).
(2)	On January 26, 2022, the Sponsor surrendered and forfeited 1,006,250 founder shares for no consideration following which the Sponsor holds 3,306,250 founder shares. All share amounts have been retroactively restated to reflect this surrender (see Note 5).

The accompanying notes are an integral part of these financial statements.

MURPHY CANYON ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	FOR THE PERIOD FROM OCTOBER 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net income (loss)	$398,639	$(4,381)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Formation costs paid by note payable – Sponsor		3,994
Interest earned on investments held in Trust Account	(1,976,183)	-
Changes in operating assets and liabilities:
Deferred offering costs	108,962	-
Prepaid expenses	(245,254)	(5,608)
Accrued expenses	27,664	-
Accrued income taxes payable	374,862	-
Net cash used in operating activities	(1,311,310)	(5,995)
Cash flows from investing activities:
Cash deposited into Trust Account	(134,895,000)	-
Net cash used in investing activities	(134,895,000)	-
Cash flows from financing activities:
Deferred offering costs	-	(45,450)
Proceeds from note payable - Sponsor	-	75,000
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Sale of units in public offering	132,250,000	-
Sale of private placement units	7,540,000	-
Payment of offering costs	(3,109,411)	-
Repayment of note payable - Sponsor	(177,057)	-
Net cash provided by financing activities	136,503,532	54,550
Net change in cash	297,222	48,555
Cash at beginning of period	48,555	-
Cash at end of period	$345,777	$48,555

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$-	$15,449
Prepaid expenses paid by note payable - Sponsor	$-	$50,000
Deferred offering costs paid by note payable - Sponsor	$-	$47,875
Deferred commission payable	$4,628,750	$-
Class A shares subject to redemption	$136,771,183	$-

The accompanying notes are an integral part of these financial statements.

MURPHY CANYON ACQUISITION CORP.

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM OCTOBER 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from October 19, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and searching for an initial Business Combination, as defined below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering (the “Registration Statement”) was declared effective on February 2, 2022. On February 7, 2022, the Company consummated the Initial Public Offering of 13,225,000 units (“Units”), generating gross proceeds of $132,250,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 754,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in private placements to Murphy Canyon Acquisition Sponsor LLC (the “Sponsor”), with gross proceeds of $7,540,000.

Following the closing of the Initial Public Offering on February 7, 2022, an amount of $139,790,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units was placed in the Trust Account, as defined below. This resulted in an overfunding of the Trust Account of $4,895,000. As such, subsequent to the initial funding of the Trust Account, $2,000,000 was transferred to the Company’s operating cash account and $2,895,000 was used to pay offering costs. The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On November 8, 2022, the Company entered into a definitive Business Combination Agreement (the “BCA”) with Conduit Pharmaceuticals Limited, a Cayman Islands exempted company (“Conduit”), and Conduit Merger Sub, Inc., a Cayman Islands exempted company (“Merger Sub”). Merger Sub is a wholly owned subsidiary of the Company. Conduit is a pharmaceutical company led by experienced pharma executives, established to fund the development of successful deprioritized clinical assets licensed from large pharmaceutical companies through its exclusive relationships. The BCA was amended in January 2023, see Note 10 for additional information.

Upon the consummation of the transactions contemplated by the BCA, Merger Sub will merge with and into Conduit, with Conduit surviving as a wholly owned subsidiary of the Company (the “Business Combination”). The Company is expected to be renamed Conduit Pharmaceuticals Inc. at the closing of the Business Combination.

Pursuant to the BCA, at the closing, the Company shall issue and deliver to the shareholders of Conduit an aggregate number of shares of the Company’s common stock with an aggregate value equal to $650,000,000, with each share valued at $10.00 per share. A private placement transaction shall be conducted by the Company contemporaneously with the Business Combination (the “PIPE Financing”), pursuant to which the Company has entered into subscription agreements providing for aggregate investments in the Company’s securities of $27,000,000.

There can be no assurance that the Business Combination or PIPE Financing will occur as planned or at all.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with U.S. Securities and Exchange Commission (“SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). The Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

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

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

If the Company has not completed a Business Combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions, as amended at the January 2023 Special Meeting, see Note 10) (“Business Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Our Sponsor has committed to provide additional funds if needed to make such a deposit for the extensions. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Management’s Plan and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. Additionally, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $345,777 and $48,555 in cash as of December 31, 2022 and 2021. The Company did not have any cash equivalents as of December 31, 2022 or December 31, 2021.

Investments Held in Trust Account

At December 31, 2022 and 2021, the Company had $136,871,183 and zero, respectively, in investments held in the Trust Account.

Offering Costs Associated With a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $7,738,161 consisting of $2,645,000 of underwriting fees, $4,628,750 of deferred underwriting fee (which are held in the Trust Account with Wilmington Trust Company acting as trustee), and $464,411 of Initial Public Offering costs. Of these costs, $1,358,457 and $19,656 were allocated to Public Warrants (as defined in Note 3) and Private Placement Warrants (as defined in Note 4), respectively.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $136,771,183 are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet.

As of December 31, 2022, the Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$132,250,000
Less:
Proceeds allocated to Public Warrants	(23,276,000)
Class A common stock issuance costs	(6,360,054)
Plus:
Remeasurement adjustment of carrying value to redemption value	32,281,054
Class A common stock subject to possible redemption, as of March 31, 2022	134,895,000
Plus:
Remeasurement adjustment of carrying value to redemption value	101,767
Class A common stock subject to possible redemption as of June 30, 2022	134,996,767
Plus:
Remeasurement adjustment of carrying value to redemption value	609,920
Class A common stock subject to possible redemption as of September 30, 2022	135,606,687
Plus:
Remeasurement adjustment of carrying value to redemption value	1,164,496
Class A common stock subject to possible redemption as of December 31, 2022	$136,771,183

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022, the Company’s outstanding warrants (13,979,000) have been excluded from diluted net loss as their inclusion would be anti-dilutive. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Period Since Inception to
	December 31, 2021
	Class A common stock	Class B common stock
Basic and diluted net income per common share
Numerator:
Allocation of net loss	$-	$(4,381)
Denominator:
Basic and diluted weighted average shares outstanding	-	2,875,000

Basic and diluted net income per common share	$-	$(0.00)

	For the Year Ended
	December 31, 2022
	Class A common stock	Class B common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net income	$315,560	$83,079
Denominator:
Basic and diluted weighted average shares outstanding	12,558,058	3,306,250

Basic and diluted net loss per common share	$0.03	$0.03

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in the Trust Account. As of December 31, 2022 and 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s Investments held in the Trust Account were $136,871,183 at December 31, 2022 and zero as of December 31, 2021.

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Warrant Instruments

The Company accounts for warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40 warrants that meet the criteria for equity treatment are recorded in stockholders’ equity (deficit). The warrants are subject to re-evaluation of the proper classification and accounting treatment at each reporting period. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 13,225,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock (“Public Shares”) and one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale to the Sponsor of 754,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($7,540,000). Each Private Placement Unit is comprised of one Class A share and one warrant (“Private Placement Warrant”). Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The Company’s Sponsor has agreed to transfer, but has not yet transferred, 15,000 Private Placement Units to each of our director nominees. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the securities comprising the Private Placement Units will expire worthless. The Private Placement Units (including the Class A common stock issuable upon exercise of the warrants included in the Private Placement Units) will not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

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

Promissory Note — Related Party

On November 4, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (ii) the decision not to execute the Initial Public Offering. As of December 31, 2021, there was $177,057 outstanding under the Promissory Note. The balance was paid in full on February 10, 2022. See Note 10, regarding a new promissory note issued by the Sponsor to the Company for $1.5 million, subsequent to December 31, 2022.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022, the Company incurred $110,000, of such expenses.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 754,000 and zero, respectively, shares of Class A common stock issued and outstanding (excluding the 13,225,000 shares subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of each December 31, 2022 and 2021, there were 3,306,250 shares of Class B common stock issued and outstanding.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022
Assets:
Investments held in Trust Account	1	$136,871,183

As of December 31, 2021, there were no assets requiring fair value measurement.

NOTE 9 — TAXES

The expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

For the Year Ended
December 31,
2022
U.S. federal statutory rate	21.0%
State taxes, net of federal benefit	0.1%
Change in valuation allowance	27.36%
Income tax provision	48.46%

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers California to be a significant state tax jurisdiction.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities and the change in valuation are as follows at December 31:

2022
Deferred tax assets:
Startup costs	211,627
Total deferred tax assets	211,627

Valuation Allowance	(211,627)

Net deferred tax asset	$—

2022

Federal
Current	$374,862
Deferred	(211,627)
State and Local
Current	-
Deferred	-
Change in valuation	211,627
Income Tax Provision	$374,862

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is independent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31,2021, the change in the valuation allowance was zero.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Initially, the Company was required to complete an initial business combination transaction by 12 months from the consummation of initial public offering or up to 18 months if the Company extended the period of time to consummate a business combination in accordance with the Company’s Certificate of Incorporation. On January 26, 2023, at a special meeting of the Company’s stockholders (the “Special Meeting”), the Company’s stockholders approved a proposal to amend the Company’s certificate of incorporation to allow the Company to extend, at the Company’s election, the date by which the Company has to consummate a business combination up to 12 times, each such extension for an additional one month period, from February 7, 2023, to February 7, 2024. The Company’s stockholders also approved a related proposal to amend the trust agreement allowing the Company to deposit into the Trust Account, for each one-month extension, one-third of 1% of the funds remaining in the Trust Account following the redemptions made in connection with the approval of the extension proposal at the Special Meeting. At the Special Meeting the Company’s stockholders also approved a proposal to amend the Company’s certificate of incorporation to expand the methods that the Company may employ to not become subject to the “penny stock” rules of the SEC.

In connection with such proposals, the Company’s public stockholders had the right to redeem their shares for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. The Company’s public stockholders holding 11,037,272 shares of Class A common stock (out of a total of 13,979,000 shares of Class A common stock) exercised their right to redeem such shares at a redemption price of approximately $10.33 per share. Approximately $114 million in cash was removed from the Trust Account to pay such stockholders and, accordingly, after giving effect to such redemptions, the balance in the Trust Account was approximately $23 million.

As a result of the approval of such proposals, the Company agreed to deposit into the Trust Account one-third of 1% of the funds then on deposit in the Trust Account for each month of the extension period, resulting in a monthly contribution of approximately $0.035 per share that was not redeemed in connection with the Special Meeting, or an aggregate of approximately $77,000 per month, and an aggregate of $924,000 if the date the Company has to consummate a business combination is extended 12 times, each assuming no interest is earned on the funds in the Trust Account.

On March 7, 2023, the Company entered into a $1.5 million promissory note with the Company’s Sponsor to fund the Trust Account and for the Company’s operating expenses. On March 7, 2023 the Company’s Sponsor advanced $300,000 and will provide additional funds as necessary under the promissory note. These loans are non-interest bearing, unsecured and will be repayable in full upon the earlier of (i) the date on which the Company consummates an initial business combination and (ii) the date that the Company’s winding up is effective.

