Form 10-Q
period 2023-03-31
Murphy Canyon Acquisition Corp.
filed 2023-05-15
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, there were 2,941,728 shares of Class A common stock, $0.0001 par value, and 3,306,250 shares of Class B common stock, $0.0001 par value, of the Company issued and outstanding.

MURPHY CANYON ACQUISITION CORP.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MURPHY CANYON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)

ASSETS
Current assets:
Cash	$90,606	$345,777
Prepaid expenses	219,417	300,862
Total current assets	310,023	646,639
Investments held in Trust Account	23,658,838	136,871,183
Total Assets	$23,968,861	$137,517,822

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$1,433,289	$43,113
Income taxes payable	224,419	374,862
Note payable – Sponsor	300,000	-
Total current liabilities	1,957,708	417,975
Deferred commission payable	4,628,750	4,628,750
Total Liabilities	6,586,458	5,046,725

Commitments and Contingencies (Note 6)	-	-

Common stock subject to possible redemption at redemption value (2,187,728 shares at $10.45 per share and 13,225,000 shares at $10.34 per share, as of March 31, 2023 and December 31, 2022, respectively)	22,861,803	136,771,183

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 754,000 (excluding 2,187,728 shares and 13,225,000 shares subject to possible redemption) issued and outstanding at March 31, 2023, and December 31, 2022, respectively	75	75
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,306,250 shares issued and outstanding	331	331
Additional paid-in capital	-	-
Accumulated deficit	(5,479,806)	(4,300,492)
Total Stockholders’ Deficit	(5,479,400)	(4,300,086)
Total Liabilities and Stockholders’ Deficit	$23,968,861	$137,517,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
General and administrative expenses	$477,406	$243,718
Administration fee – related party	30,000	20,000
Total expenses	507,406	263,718

Other Income
Interest income – Investments held in Trust Account	664,232	10,182
Total other income	664,232	10,182
Net income (loss) before income taxes	156,826	(253,536)
Income tax expense	(36,557)	-
Net income (loss)	$120,269	$(253,536)
Class A common stock – weighted average shares outstanding, basic and diluted	5,762,364	8,167,506
Class A common stock – Basic and diluted net income (loss) per share	$0.01	$(0.02)
Class B common stock – weighted average shares outstanding, basic and diluted	3,306,250	3,306,250
Class B common stock – Basic and diluted net income (loss) per share	$0.01	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	754,000	$75	3,306,250	$331	$—	$(4,300,492)	$(4,300,086)
Remeasurement of Class A common stock subject to possible redemption						(158,900)	(158,900)
Accrued excise tax on January 24, 2023 redemptions						(1,140,683)	(1,140,683)
Net income						120,269	120,269
Balance, March 31, 2023	754,000	$75	3,306,250	$331	$—	$(5,479,806)	$(5,479,400)

	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	-	$-	3,306,250	$331	$24,669	$(4,381)	$20,619
Proceeds allocated to Public Warrants, net of offering costs	-	-	-	-	21,917,543	-	21,917,543
Sale of private placement units, net of offering costs	754,000	75	-	-	7,520,275	-	7,520,350
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	(29,462,487)	(2,818,567)	(32,281,054)
Net loss	-	-	-	-	-	(253,536)	(253,536)
Balance, March 31, 2022	754,000	$75	3,306,250	$331	$-	$(3,076,484)	$(3,076,078)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Cash flows from operating activities:
Net income (loss)	$120,269	$(253,536)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned on investments held in Trust Account	(664,232)	(10,182)
Changes in operating assets and liabilities:
Deferred offering costs	-	108,962
Prepaid expenses	81,445	(600,637)
Accrued expenses	13,143	59,033
Related party payable	-	3,875
Accrued income taxes payable	(150,443)	-
Net cash used in operating activities	(599,818)	(692,485)
Cash flows from investing activities:
Extension deposit into the Trust Account	(155,403)	-
Withdrawals from Trust Account for redemptions	113,831,930	-
Withdrawals from the Trust Account for taxes	200,050	-
Cash deposited into Trust Account	-	(134,895,000)
Net cash provided by (used in) investing activities	113,876,577	(134,895,000)
Cash flows from financing activities:
Proceeds from note payable - Sponsor	300,000	-
Redemptions of Class A common stock	(113,831,930)	-
Sale of units in public offering	-	132,250,000
Sale of private placement units	-	7,540,000
Payment of offering costs	-	(3,109,411)
Repayment of note payable - Sponsor	-	(177,057)
Net cash (used in) provided by financing activities	(113,531,930)	136,503,532
Net change in cash	(255,171)	916,047
Cash at beginning of period	345,777	48,555
Cash at end of period	$90,606	$964,602

Non-cash financing activities:
Deferred commission payable	$-	$4,628,750
Accrued excise tax on January 24, 2023 redemptions	$1,140,683	-
Remeasurement of Class A common stock subject to possible redemption	$(158,900)	$-

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from October 19, 2021 (inception), through March 31, 2023, relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and searching for an initial Business Combination, as defined below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering (the “Registration Statement”) was declared effective on February 2, 2022. On February 7, 2022, the Company consummated the Initial Public Offering of 13,225,000 units (“Units”), generating gross proceeds of $132,250,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 754,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in private placements to Murphy Canyon Acquisition Sponsor LLC (the ‘Sponsor” or “our Sponsor”), with gross proceeds of $7,540,000.

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

On November 8, 2022, the Company entered into a definitive Business Combination Agreement (the “BCA”) with Conduit Pharmaceuticals Limited, a Cayman Islands exempted company (“Conduit”), and Conduit Merger Sub, Inc., a Cayman Islands exempted company (“Merger Sub”). Merger Sub is a wholly owned subsidiary of the Company. Conduit is a pharmaceutical company led by experienced pharma executives, established to fund the development of successful deprioritized clinical assets licensed from large pharmaceutical companies through its exclusive relationships. The BCA was amended in January 2023 and May 2023.

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

In connection with such proposals, the Company’s public stockholders had the right to redeem their shares for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. The Company’s public stockholders holding 11,037,272 shares of Class A common stock (out of a total of 13,979,000 shares of Class A common stock) exercised their right to redeem such shares at a redemption price of approximately $10.33 per share. Approximately $114 million in cash was removed from the Trust Account to pay such stockholders and, accordingly, after giving effect to such redemptions, the balance in the Trust Account was approximately $24 million.

As a result of the approval of such proposals, the Company agreed to deposit into the Trust Account one-third of 1% of the funds then on deposit in the Trust Account for each month of the extension period, resulting in a monthly contribution of approximately $0.035 per share that was not redeemed in connection with the Special Meeting, or an aggregate of approximately $77,000 per month, and an aggregate of $924,000 if the date the Company has to consummate a business combination is extended 12 times, each assuming no interest is earned on the funds in the Trust Account. During the three months ended March 31, 2023, the Company funded $155,403 in monthly extension payments into the Trust Account.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $90,606 and $345,777 in cash as of March 31, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, the Company had $23,658,838 and $136,871,183, respectively, in investments held in the Trust Account.

Offering Costs Associated With a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $7,738,161, consisting of $2,645,000 of underwriting fees, $4,628,750 of deferred underwriting fee (which are held in the Trust Account with Wilmington Trust Company acting as trustee), and $464,411 of Initial Public Offering costs. Of these costs, $1,358,457 and $19,656 were allocated to Public Warrants (as defined in Note 3) and Private Placement Warrants (as defined in Note 4), respectively.

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

During the three months ended March 31, 2023, 11,037,272 shares of the Class A common stock were redeemed. See Note 1 – Description of Organization, Business Operations and Going Concern for additional information. Accordingly, as of March 31, 2023, the shares of Class A common stock subject to possible redemption in the amount of $22,861,803 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The following table provides a reconciliation of the shares of Class A common stock subject to possible redemption reflected on the balance sheet as of March 31, 2023:

Gross proceeds from IPO	$132,250,000
Less:
Proceeds allocated to Public Warrants	(23,276,000)
Class A common stock issuance costs	(6,360,054)
Plus:
Remeasurement adjustment of carrying value to redemption value	32,281,054
Class A common stock subject to possible redemption, as of March 31, 2022	134,895,000
Plus:
Remeasurement adjustment of carrying value to redemption value	1,876,183
Class A common stock subject to possible redemption as of December 31, 2022	$136,771,183
Less:
Redemptions during the three months ended March 31, 2023 *	(114,068,280)
Plus:
Remeasurement adjustment of carrying value to redemption value	158,900
Class A common stock subject to possible redemption as of March 31, 2023	22,861,803

*	As of March 31, 2023, $236,350 of cash was still in the Trust account from funds that were returned and are awaiting redistribution, which were paid in April 2023.

Excise Tax

In accordance with the Inflation Reduction Act of 2022, the Company accrues the expected excise tax obligation at the end of each reporting period as a cost of redeeming any shares as of that date. In connection with the vote to amend the Company’s certificate of incorporation, holders of 11,037,272 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock for the aggregate redemption amount of $114,068,280. As such the Company has recorded a 1% excise tax liability in the amount of $1,140,683 on the condensed balance sheet as of March 31, 2023. The liability does not impact the condensed statements of operations or condensed statement cash flows and is an offset against additional paid in capital, to the extent available, and accumulated deficit. This excise tax liability can be offset by future shares of issuance which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023, the Company’s outstanding warrants (13,979,000) have been excluded from diluted net loss as their inclusion would be anti-dilutive. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended
	March 31, 2023
	Class A common stock	Class B common stock
Basic and diluted net income per common share
Numerator:
Allocation of net loss	$76,421	$43,848
Denominator:
Basic and diluted weighted average shares outstanding	5,762,364	3,306,250

Basic and diluted net income per common share	$0.01	$0.01

	For the Three Months Ended
	March 31, 2022
	Class A common stock	Class B common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(180,478)	$(73,058)
Denominator:
Basic and diluted weighted average shares outstanding	8,167,506	3,306,250

Basic and diluted net loss per common share	$(0.02)	$(0.02)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in the Trust Account. As of March 31, 2023 and December 31, 2022, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s Investments held in the Trust Account were $23,658,838 at March 31, 2023, and $136,871,183 at December 31, 2022.

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

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property. However, our sponsor has agreed to transfer, but has not yet transferred, 15,000 placement units to each of our director nominees.

Promissory Note — Related Party

On November 4, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (ii) the decision not to execute the Initial Public Offering. The balance of this Promissory Note in the amount of $177,057 was paid in full on February 10, 2022.

On March 7, 2023, the Company entered into a $1.5 million promissory note with the Company’s Sponsor. The promissory note is to fund the Trust Account and the Company’s operating expenses. On March 7, 2023 the Company’s Sponsor advanced $300,000 and an additional $200,000 on April 5, 2023 (see Note 9). The Company’s Sponsor will provide additional funds as necessary under the promissory note. This loan is non-interest bearing, unsecured and will be repayable in cash in full upon the earlier of (i) the date on which the Company consummates an initial business combination and (ii) the date that the Company’s winding up is effective.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023 and March 31, 2022, the Company incurred $30,000 and $20,000, respectively, of such expenses.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 754,000 and zero, respectively, shares of Class A common stock issued and outstanding (excluding the 2,187,728 shares and 13,225,000 shares subject to possible redemption as of March 31, 2023 and December 31, 2022, respectively). During the three months ended March 31, 2023, a total of 11,037,272, shares of Class A common stock were redeemed for $114,068,280 or approximately $10.33 per share.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of each March 31, 2023 and December 31, 2022, there were 3,306,250 shares of Class B common stock issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023
Assets:
Investments held in Trust Account	1	$23,658,838

Description	Level	December 31, 2022
Assets:
Investments held in Trust Account	1	$136,871,183

NOTE 9 — TAXES

The expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022, due to the valuation allowance recorded on the Company’s net operating losses and unrealized income on the Trust Account. During the three months ended March 31, 2023, the estimated effect tax rates is approximately 23.3% due to the change in the valuation allowance and prior year tax true up. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers California to be a significant state tax jurisdiction.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 5, 2023, the Company’s Sponsor advanced $200,000 to the Company under the Company’s $1.5 million promissory note issued March 7, 2023.

On April 6, 2023 and May 4, 2023 the Company deposited into the Trust Account $78,863 and $77,688, respectively, to extend the period of time to consummate a business combination each month.

On May 11, 2023, the Company, Conduit, and Merger Sub entered into a second amendment to the Merger Agreement to provide for (i) removal of the provision that indicates that no tax opinion would be delivered in connection with the closing, (ii) a closing obligation that that the Company either (a) be exempt from the provisions of Rule 419 promulgated under the Securities Act other than through its net tangible assets or (b) have at least $5,000,001 of net tangible assets either immediately prior to or upon consummation of the Merger, and (iii) extension of the outside date for the closing of the Merger from May 31, 2023, to February 7, 2024.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans, objectives of management for future operations and the proposed BCA with Conduit (as described below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

As indicated in the accompanying financial statements, at March 31, 2023 and December 31, 2022, we had $90,606 and $345,777 in cash, respectively. Additionally, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,628,750. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Merger Agreement

On November 8, 2022, we entered into an agreement and plan of merger (together with amendments entered into on January 27, 2023 and May 11, 2023, the “Merger Agreement”) with Conduit Pharmaceuticals Limited, a Cayman Islands exempted company (“Conduit”) and Conduit Merger Sub, Inc., a Cayman Islands exempted company and our wholly owned subsidiary. If the Merger Agreement is approved by our stockholders and the transactions under the Merger Agreement are consummated, Merger Sub will merge with and into Conduit, with Conduit surviving the merger as our wholly owned subsidiary (the “Merger”). Upon the closing of the Merger, it is anticipated that we will change our name to “Conduit Pharmaceuticals Inc.” Our board of directors has (i) approved and declared advisable the Merger Agreement, the related ancillary agreements thereto and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by our stockholders.

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

In connection with such proposals, our public stockholders had the right to redeem their shares for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Our public stockholders holding 11,037,272 shares of Class A common stock (out of a total of 13,979,000 shares of Class A common stock) exercised their right to redeem such shares at a redemption price of approximately $10.33 per share. Approximately $114 million in cash was removed from the Trust Account to pay such stockholders and, accordingly, after giving effect to such redemptions, the balance in the Trust Account was approximately $24 million.

As a result of the approval of such proposals, we agreed to deposit into the trust account one-third of 1% of the funds then on deposit in the trust account for each month of the extension period, resulting in a monthly contribution of approximately $0.035 per share that was not redeemed in connection with the special meeting, or an aggregate of approximately $77,000 per month, and an aggregate of $924,000 (the “Maximum Contribution”) if the date we have to consummate a business combination is extended 12 times, each assuming no interest is earned on the funds in the trust account. During the three months ended March 31, 2023, the Company funded $155,403 in monthly extension payment into the Trust Account.

Results of Operations and Known Trends or Future Events

Our entire activity since inception up to March 31, 2023, relates to our formation, our initial public offering and, since the closing of the initial public offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended March 31, 2023 and 2022, we had net income of $120,269 and a net loss of $253,536, respectively. For the three months ended March 31, 2023, this consisted primarily of general and administrative expenses of $507,406 and income tax expense of $36,557. This was offset by interest income of $664,232 earned on Trust assets during the three months March 31, 2023. For the three months ended March 31, 2022, this consisted primarily of general and administrative expenses of $243,718 and related party administration fees of $20,000, offset by $10,182 of interest income on Trust assets. The increase in general and administrative expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 mainly consists of increased costs for D&O insurance expense, and professional fees for legal and accounting costs associated with the special meeting held in January 2023.

In January 2023, our public stockholders had the right to redeem their shares for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account. Our public stockholders holding 11,037,272 shares of Class A common stock (out of a total of 13,979,000 shares of Class A common stock) exercised their right to redeem such shares at a redemption price of approximately $10.33 per share. Approximately $114 million in cash was removed from the Trust Account to pay such stockholders and, accordingly, after giving effect to such redemptions, the balance in the Trust Account was approximately $24 million. As a result of less funds in the Trust Account, we do not expect the same level of interest income in 2023 as we experienced during the year ended December 31, 2022.

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying financial statements, at March 31, 2023, we had $90,606 in cash.

For the three months ended March 31, 2023, the net decrease in cash was $255,171. Cash used in operating activities was $599,818 and was mainly the result of a net income of $120,269, interest income earned on trust assets $664,232, cash used in accrued expenses of $13,143, and cash used in prepaid expenses of $81,445 offset by change in income taxes payable of $150,443. Cash provided by investing activities mainly consisted of $113,831,930 from the Trust Account for redemptions, and $200,050 for tax payments. This was offset by $155,403 of cash deposited into the trust account for monthly extension payments in February and March 2023. Cash used in financing activities was $113,831,930 for redemptions of Class A common stock, offset by $300,000 in funds from our Sponsor for operating activities in connection with a note payable.

On February 7, 2022, the Company consummated its initial public offering of 11,500,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000 the Company granted the Underwriters in the Offering a 45-day option to purchase up to 1,725,000 additional Units solely to cover over-allotments, if any (the “Option”). The Underwriters exercised the Option in full, resulting in the sale of 13,225,000 Units in total and total gross proceeds of $132.25 million, which were placed in a U.S.-based trust account (the “Trust Account”), maintained by Wilmington Trust Company, acting as trustee.

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

Commencing on the date of our initial public offering, we pay Murphy Canyon Management Group, Inc., an affiliate of our Sponsor, $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2023 and 2022, total payments to Murphy Canyon Management Group were $30,000 and $20,000 respectively. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

On November 4, 2021, our Sponsor loaned us $300,000 to be used for a portion of the expenses of the initial public offering. These loans are non-interest bearing, unsecured and were repaid upon the closing of the initial public offering in February 2022.

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

 On March 7, 2023, the Company entered into a $1.5 million promissory note with the Company’s Sponsor. The promissory note is to fund the Trust Account and the Company’s operating expenses. On March 7, 2023 the Company’s Sponsor advanced $300,000 and an additional $200,000 on April 5, 2023. The Company’s Sponsor will provide additional funds as necessary under the promissory note. This loan is non-interest bearing, unsecured and will be repayable in cash in full upon the earlier of (i) the date on which the Company consummates an initial business combination and (ii) the date that the Company’s winding up is effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended December 31, 2022, except as set forth below. Risks associated with the Merger and Conduit will be more fully discussed in the Form S-4 that the Company intends to file after the filing of this Quarterly Report on Form 10-Q. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities were listed on the Nasdaq Global Market, a national securities exchange, upon consummation of our initial public offering. Although we met the minimum initial listing standards of Nasdaq, which generally only requires that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. The Nasdaq Global Market’s requirements for continued listing include a public float of 1,100,000, a market value of public float of $15,000,000, a market value of listed securities of $50,000,000, and 400 shareholders. The inability to comply with Nasdaq’s continued requirements or standards could result in the delisting of our Class A Common Stock, which could have a material adverse effect on our financial condition and could cause the value of our Class A Common Stock to decline.

On April 10, 2023, the Company received written notice (the “Notice”) from Nasdaq indicating that the Company is no longer in compliance with the minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 required for continued listing on the Nasdaq Global Market (the “MVLS Requirement”). In accordance with Nasdaq rules, the Company has 180 calendar days, or until October 9, 2023 (the “Compliance Date”), to regain compliance with the MVLS Requirement. If, at any time before the Compliance Date, the market value of the Company’s listed securities closes at $50,000,000 or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification to the Company that it has regained compliance with the MVLS Requirement. If the Company does not regain compliance with the MVLS Requirement by the Compliance Date, the Company will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq Listing Qualifications Panel. There can be no assurance that such appeal would be successful and Nasdaq would grant the Company’s request for continued listing. If the Company does not regain compliance with the MVLS Requirement by the Compliance Date, the Company may also be able to transfer the listing of its Class A Common Stock to the Nasdaq Capital Market, provided that the Company then meets the applicable requirements for continued listing on the Nasdaq Capital Market.

Additionally, in connection with our initial business combination, Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The Company may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of its Class A common stock.

Under the Inflation Reduction Act of 2022 (the “IRA”), adding Section 4501 to the U.S. Internal Revenue Code of 1986, as amended, a domestic corporation whose stock is traded on an established securities market (a “covered corporation” under the IRA) is subject to an excise tax of 1% on repurchases (redemptions) of its stock after December 31, 2022 (the “Excise Tax”). Because the Company is a Delaware corporation and its securities trade on the Nasdaq Global Market, it is a “covered corporation” within the meaning of the IRA.

The IRA became law on August 16, 2022. On December 27, 2022, the IRS published Notice 2023-2, providing “Initial Guidance” regarding the application of the Excise Tax on repurchases of corporate stock under Section 4501. Under these authorities the Company expects the Excise Tax to be imposed on the fair market value of stock repurchased by us. Under a “netting rule”, the fair market value of stock repurchased by the Company may be reduced by the fair market value of securities issued by it in the same taxable year, with the 1% Excise Tax then imposed on the excess, if any, of the value of redemptions over the value of issuances. Therefore, issuances of stock by the Company in connection with its initial business combination transaction (including any PIPE transaction at the time of our initial business combination) will reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year. However, a business combination may not be completed during 2023 and, even if a business combination is completed, the fair market value of the securities redeemed may exceed the fair market value of the securities issued in such a combination or otherwise. (The fair market value of securities that are redeemed is determined by the market price of the stock on the day of redemption, regardless of the actual redemption amount.)

Further, while the authorities indicate that as a general rule the Excise Tax does not apply in the event of a complete liquidation of a covered corporation, the availability of this exemption under circumstances that might surround the liquidation of a SPAC is not entirely clear.

While excise tax returns are generally filed on a quarterly basis, the IRS expects to issue regulations providing that reports of Excise Tax liability are due with the first quarterly excise tax return filed after the close of the taxable year. Except for franchise taxes and income taxes, the proceeds placed in the trust account and the interest earned thereon shall not be used to pay for possible excise tax or any other fees or taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the IRA on any redemptions or stock buybacks by the Company (except in the case of proceeds that are delivered to the Company following a business combination).

In accordance with the IRA, the Company accrues the expected excise tax obligation at the end of each reporting period as a cost of redeeming any shares as of that date. In connection with the vote to amend the Company’s certificate of incorporation, holders of 11,037,272 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock for the aggregate redemption amount of $114,068,280. As such the Company has recorded a 1% excise tax liability in the amount of $1,140,683 on the condensed balance sheet as of March 31, 2023. The liability does not impact the condensed statements of operations or condensed statement cash flows and is an offset against additional paid in capital, to the extent available, and accumulated deficit. This excise tax liability can be offset by future shares of issuance which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit	Description
2.1	Amendment to Merger Agreement dated as of January 27, 2023, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc., and Conduit Pharmaceuticals Limited (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on January 30, 2023, and incorporated herein by reference)
2.2	Second Amendment to Merger Agreement dated as of May 11, 2023, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc., and Conduit Pharmaceuticals Limited (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on May 11, 2023, and incorporated herein by reference)
3.1	Amendment to the Amended and Restated Certificate of Incorporation of Murphy Canyon Acquisition Corp. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 3, 2023, and incorporated herein by reference)
4.1	Amended Form of Warrant (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 30, 2023, and incorporated herein by reference)
10.1	Amendment to Subscription Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2023, and incorporated herein by reference)
10.2	Form of Note by and between Murphy Canyon Acquisition Corp. and Murphy Canyon Acquisition Sponsor, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2023, and incorporated herein by reference)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	Inline XBRL Instance Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY CANYON ACQUISITION CORP.

May 15, 2023	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 15, 2023	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

