Form 10-Q
period 2023-06-30
Murphy Canyon Acquisition Corp.
filed 2023-08-14
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

As of August 11, 2023, there were 2,941,728 shares of Class A common stock, $0.0001 par value, and 3,306,250 shares of Class B common stock, $0.0001 par value, of the Company issued and outstanding.

MURPHY CANYON ACQUISITION CORP.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MURPHY CANYON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)

ASSETS
Current assets:
Cash	$277,761	$345,777
Prepaid expenses	76,729	300,862
Total current assets	354,490	646,639
Investments held in Trust Account	23,339,887	136,871,183
Total Assets	$23,694,377	$137,517,822

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$24,528	$43,113
Income taxes payable	111,724	374,862
Accrued excise tax	1,140,683	-
Note payable – Sponsor	750,000	-
Total current liabilities	2,026,935	417,975
Deferred commission payable	4,628,750	4,628,750
Total Liabilities	6,655,685	5,046,725

Commitments and Contingencies (Note 6)	-	-

Common stock subject to possible redemption at redemption value (2,187,728 shares at $10.56 per share and 13,225,000 shares at $10.34 per share, as of June 30, 2023 and December 31, 2022, respectively)	23,108,897	136,771,183

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 754,000 (excluding 2,187,728 shares and 13,225,000 shares subject to possible redemption) issued and outstanding at June 30, 2023, and December 31, 2022, respectively	75	75
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,306,250 shares issued and outstanding	331	331
Additional paid-in capital	-	-
Accumulated deficit	(6,070,611)	(4,300,492)
Total Stockholders’ Deficit	(6,070,205)	(4,300,086)
Total Liabilities and Stockholders’ Deficit	$23,694,377	$137,517,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
General and administrative expenses	$376,266	$249,420	$853,672	$493,138
Administration fee – related party	30,000	30,000	60,000	50,000
Total expenses	406,266	279,420	913,672	543,138

Other Income
Interest income – Investments held in Trust Account	275,290	191,585	939,522	201,767
Total other income	275,290	191,585	939,522	201,767
Net (loss) income before income taxes	(130,976)	(87,835)	25,850	(341,371)
Income tax expense	(212,735)	(29,704)	(249,292)	(29,704)
Net loss	$(343,711)	$(117,539)	$(223,442)	$(371,075)
Class A common stock – weighted average shares outstanding, basic and diluted	2,941,728	13,979,000	4,344,254	11,105,539
Class A common stock – Basic and diluted net loss per share	$(0.06)	$(0.01)	$(0.03)	$(0.03)
Class B common stock – weighted average shares outstanding, basic and diluted	3,306,250	3,306,250	3,306,250	3,306,250
Class B common stock – Basic and diluted net loss per share	$(0.06)	$(0.01)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Unaudited)

	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	754,000	$75	3,306,250	$331	$—	$(4,300,492)	$(4,300,086)
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(158,900)	(158,900)
Accrued excise tax on January 24, 2023 redemptions	-	-	-	-	-	(1,140,683)	(1,140,683)
Net income	-	-	-	-	-	120,269	120,269
Balance, March 31, 2023	754,000	$75	3,306,250	$331	$—	$(5,479,806)	$(5,479,400)
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(247,094)	(247,094)
Net loss	-	-	-	-	-	(343,711)	(343,711)

Balance, June 30, 2023	754,000	$75	3,306,250	$331	$—	$(6,070,611)	$(6,070,205)

	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	-	$-	3,306,250	$331	$24,669	$(4,381)	$20,619
Proceeds allocated to Public Warrants, net of offering costs	-	-	-	-	21,917,543	-	21,917,543
Sale of private placement units, net of offering costs	754,000	75	-	-	7,520,275	-	7,520,350
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	(29,462,487)	(2,818,567)	(32,281,054)
Net loss	-	-	-	-	-	(253,536)	(253,536)
Balance, March 31, 2022	754,000	75	3,306,250	331	-	(3,076,484)	(3,076,078)

Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(101,766)	(101,766)

Net loss	-	-	-	-	-	(117,539)	(117,539)

Balance, June 30, 2022	754,000	$75	3,306,250	$331	-	$(3,295,789)	$(3,295,383)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MURPHY CANYON ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June, 2023	For the Six Months Ended June, 2022

Cash flows from operating activities:
Net loss	$(223,442)	$(371,075)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on investments held in Trust Account	(939,522)	(201,767)
Changes in operating assets and liabilities:
Deferred offering costs	-	108,962
Prepaid expenses	224,133	(478,716)
Accrued formation and offering costs	-	(15,449)
Accrued expenses	(18,585)	138,645
Accrued income taxes payable	(263,138)	-
Net cash used in operating activities	(1,220,554)	(819,400)
Cash flows from investing activities:
Extension deposit into the Trust Account	(389,942)	-
Withdrawals from Trust Account for redemptions	114,068,280	-
Withdrawals from the Trust Account for taxes	792,480	-
Cash deposited into Trust Account	-	(134,895,000)
Net cash provided by (used in) investing activities	114,470,818	(134,895,000)
Cash flows from financing activities:
Proceeds from note payable - Sponsor	750,000	-
Redemptions of Class A common stock	(114,068,280)	-
Sale of units in public offering	-	132,250,000
Sale of private placement units	-	7,540,000
Payment of offering costs	-	(3,109,411)
Repayment of note payable - Sponsor	-	(177,057)
Net cash (used in) provided by financing activities	(113,318,280)	136,503,532
Net change in cash	(68,016)	789,132
Cash at beginning of period	345,777	48,555
Cash at end of period	$277,761	$837,687

Non-cash financing activities:
Deferred commission payable	$-	$4,628,750
Accrued excise tax on January 24, 2023 redemptions	$1,140,683	-
Remeasurement of Class A common stock subject to possible redemption	$405,994	$101,766

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from October 19, 2021 (inception), through June 30, 2023, relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and searching for an initial Business Combination, as defined below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On May 11, 2023, the Company, Conduit, and Merger Sub entered into a second amendment to the BCA to provide for (i) removal of the provision that indicates that no tax opinion would be delivered in connection with the closing, (ii) a closing obligation that that the Company either (a) be exempt from the provisions of Rule 419 promulgated under the Securities Act other than through its net tangible assets or (b) have at least $5,000,001 of net tangible assets either immediately prior to or upon consummation of the Business Combination, and (iii) extension of the outside date for the closing of the Business Combination from May 31, 2023, to February 7, 2024.

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

If the Company has not completed a Business Combination by February 7, 2024 (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Our Sponsor has committed to provide additional funds if needed to make such a deposit for the extensions. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

In connection with such proposals, the Company’s public stockholders had the right to redeem their shares for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. The Company’s public stockholders holding 11,037,272 shares of Class A common stock (out of a total of 13,979,000 shares of Class A common stock) exercised their right to redeem such shares at a redemption price of approximately $10.33 per share. Approximately $114 million in cash was removed from the Trust Account to pay such stockholders and, accordingly, after giving effect to such redemptions, the balance in the Trust Account was approximately $23.3 million.

As a result of the approval of such proposals, the Company agreed to deposit into the Trust Account one-third of 1% of the funds then on deposit in the Trust Account for each month of the extension period, resulting in a monthly contribution of approximately $0.035 per share that was not redeemed in connection with the Special Meeting, or an aggregate of approximately $77,000 per month, and an aggregate of $924,000 if the date the Company has to consummate a business combination is extended 12 times, each assuming no interest is earned on the funds in the Trust Account. During the six months ended June 30, 2023, the Company funded approximately $390,000 in monthly extension payments into the Trust Account. The Company continued the extensions in July and August, funding an additional $156,193 into the Trust Account for the two months.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $277,761 and $345,777 in cash as of June 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, the Company had approximately $23.3 million and $136.9 million, respectively, in investments held in the Trust Account.

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

During the six months ended June 30, 2023, 11,037,272 shares of the Class A common stock were redeemed. See Note 1 – Description of Organization, Business Operations and Going Concern for additional information. Accordingly, as of June 30, 2023, the shares of Class A common stock subject to possible redemption in the amount of $23,108,897 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The following table provides a reconciliation of the shares of Class A common stock subject to possible redemption reflected on the balance sheet as of June 30, 2023:

Gross proceeds from IPO	$132,250,000
Less:
Proceeds allocated to Public Warrants	(23,276,000)
Class A common stock issuance costs	(6,360,054)
Plus:
Remeasurement adjustment of carrying value to redemption value	32,281,054
Class A common stock subject to possible redemption, as of March 31, 2022	134,895,000
Plus:
Remeasurement adjustment of carrying value to redemption value	1,876,183
Class A common stock subject to possible redemption as of December 31, 2022	$136,771,183
Less:
Redemptions during the three months ended March 31, 2023 *	(114,068,280)
Plus:
Remeasurement adjustment of carrying value to redemption value	158,900
Class A common stock subject to possible redemption as of March 31, 2023	22,861,803
Plus:
Remeasurement adjustment of carrying value to redemption value	247,094
Class A common stock subject to possible redemption as of June 30, 2023	23,108,897

Excise Tax

In accordance with the Inflation Reduction Act of 2022, the Company accrues the expected excise tax obligation at the end of each reporting period as a cost of redeeming any shares as of that date. In connection with the vote to amend the Company’s certificate of incorporation, holders of 11,037,272 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock for the aggregate redemption amount of $114,068,280. As such the Company has recorded a 1% excise tax liability in the amount of $1,140,683 on the condensed balance sheet as of June 30, 2023. The liability does not impact the condensed statements of operations or condensed statement cash flows and is an offset against additional paid in capital, to the extent available, and accumulated deficit. This excise tax liability can be offset by future shares of issuance which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2023, the Company’s outstanding warrants (13,979,000) have been excluded from diluted net loss as their inclusion would be anti-dilutive. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended
	June 30, 2023
	Class A common stock	Class B common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(161,829)	$(181,882)
Denominator:
Basic and diluted weighted average shares outstanding	2,941,728	3,306,250

Basic and diluted net loss per common share	$(0.06)	$(0.06)

	For the Six Months Ended
	June 30, 2023
	Class A common stock	Class B common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(126,879)		$(96,563)
Denominator:
Basic and diluted weighted average shares outstanding	4,344,254		3,306,250

Basic and diluted net loss per common share	$(0.03)	$	$(0.03)

	For the Three Months Ended
	June 30, 2022
	Class A common stock	Class B common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(95,057)	$(22,482)
Denominator:
Basic and diluted weighted average shares outstanding	13,979,000	3,306,250

Basic and diluted net loss per common share	$(0.01)	$(0.01)

	For the Six Months Ended
	June 30, 2022
	Class A common stock	Class B common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(285,946)	$(85,129)
Denominator:
Basic and diluted weighted average shares outstanding	11,105,539	3,306,250

Basic and diluted net loss per common share	$(0.03)	$(0.03)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in the Trust Account. As of June 30, 2023 and December 31, 2022, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s Investments held in the Trust Account were $23.3 million at June 30, 2023, and $136.9 million at December 31, 2022.

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

On March 7, 2023, the Company entered into a $1.5 million promissory note with the Company’s Sponsor. The promissory note is to fund the Trust Account and the Company’s operating expenses. On March 7, 2023 the Company’s Sponsor advanced $300,000 and an additional $450,000 during the three months ended June 30, 2023. As of June 30, 2023 the outstanding balance on the promissory note totaled $750,000. The Company’s Sponsor will provide additional funds as necessary under the promissory note. This loan is non-interest bearing, unsecured and will be repayable in cash in full upon the earlier of (i) the date on which the Company consummates an initial business combination and (ii) the date that the Company’s winding up is effective.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively, of such expenses. During the three and six months ended June 30, 2022, the Company incurred $30,000 and $50,000, respectively, of such expenses.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, there was no balance related to a Working Capital Loan with our Sponson that would be convertible into units.

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

In addition to the underwriting discount, the Company paid the underwriters $50,000 as an advance against out-of-pocket accountable expenses actually incurred by the underwriters. The Company agreed to pay or reimburse the underwriters for travel, lodging and other “road show” expenses, expenses of the underwriters’ legal counsel and certain diligence and other fees, which such fees and expenses are capped at an aggregate of $150,000 (less the $50,000 advance previously paid).

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 754,000, shares of Class A common stock issued and outstanding (excluding the 2,187,728 shares and 13,225,000 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively). During the six months ended June 30, 2023, a total of 11,037,272, shares of Class A common stock were redeemed for $114,068,280 or approximately $10.33 per share. No additional shares were redeemed during the six months ended June 30, 2023.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of each of June 30, 2023 and December 31, 2022, there were 3,306,250 shares of Class B common stock issued and outstanding.

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

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023
Assets:
Investments held in Trust Account	1	$23,339,887

Description	Level	December 31, 2022
Assets:
Investments held in Trust Account	1	$136,871,183

NOTE 9 — TAXES

The expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022, due to the valuation allowance recorded on the Company’s net operating losses and unrealized income on the Trust Account. During the three and six months ended June 30, 2023, the estimated effect tax rates is approximately 162% and 964%, respectively, due to the change in the valuation allowance and prior year tax true up. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers California to be a significant state tax jurisdiction.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than noted below.

On July 6, 2023 and August 7, 2023 the Company deposited into the Trust Account $77,800 and $78,393, respectively, to extend the period of time to consummate a business combination each month.

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

As indicated in the accompanying financial statements, at June 30, 2023 and December 31, 2022, we had $277,761 and $345,777 in cash, respectively. Additionally, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,628,750. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

As a result of the approval of such proposals, we agreed to deposit into the trust account one-third of 1% of the funds then on deposit in the trust account for each month of the extension period, resulting in a monthly contribution of approximately $0.035 per share that was not redeemed in connection with the special meeting, or an aggregate of approximately $77,000 per month, and an aggregate of $924,000 (the “Maximum Contribution”) if the date we have to consummate a business combination is extended 12 times, each assuming no interest is earned on the funds in the trust account. During the six months ended June 30, 2023, the Company funded a total of $389,942 in monthly extension payment into the Trust Account.

Results of Operations and Known Trends or Future Events

Our entire activity since inception up to June 30, 2023, relates to our formation, our initial public offering and, since the closing of the initial public offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended June 30, 2023 and 2022, we had net loss of $343,711 and a net loss of $117,539, respectively. For the three months ended June 30, 2023, this consisted primarily of general and administrative expenses of $376,266, related party administration fees of $30,000 and income tax expense of $212,735. This was offset by interest income of $275,290 earned on Trust assets during the three months June 30, 2023. For the three months ended June 30, 2022, this consisted primarily of general and administrative expenses of $249,420, related party administration fees of $30,000 and income tax expense of 29,704, offset by $191,585 of interest income on Trust assets. The increase in general and administrative expense for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 mainly consists of professional fees for legal and accounting and consulting costs associated with the filing of registration statements with the SEC. There were no registration statements filed with the SEC during the three months ended June 30, 2022.

For the six months ended June 30, 2023 and 2022, we had net loss of $223,442 and a net loss of $371,075, respectively. For the six months ended June 30, 2023, this consisted primarily of general and administrative expenses of $853,672, related party administration fees of $60,000 and income tax expense of $249,292. This was offset by interest income of $939,522 earned on Trust assets during the six months June 30, 2023. For the six months ended June 30, 2022, this consisted primarily of general and administrative expenses of $493,138 and related party administration fees of $50,000 and income tax expense of $29,704, offset by $201,767 of interest income on Trust assets. The increase in general and administrative expense for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 mainly consists of costs for D&O insurance expense, which was not put in place until February 2022, and professional fees for legal and accounting costs associated with the special meeting held in January 2023 and the filing of our registration statements with the SEC. The increase in our income tax expense for the six months ended June 2023 as compared to the same period in 2022 is directly attributable to increase interest income earned on the assets held in Trust over the same time period as noted above.

In January 2023, our public stockholders had the right to redeem their shares for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account. Our public stockholders holding 11,037,272 shares of Class A common stock (out of a total of 13,979,000 shares of Class A common stock) exercised their right to redeem such shares at a redemption price of approximately $10.33 per share. Approximately $114 million in cash was removed from the Trust Account to pay such stockholders and, accordingly, after giving effect to such redemptions, the balance in the Trust Account was approximately $24 million. As a result of less funds in the Trust Account, we do not expect the same level of interest income for the second half of the year ended 2023 as we experienced during the second half of the year ended December 31, 2022.

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying financial statements, at June 30, 2023, we had $277,761 in cash.

For the six months ended June 30, 2023, the net decrease in cash was $68,016. Cash used in operating activities was $1,220,554 and was mainly the result of a net loss of $223,442, interest income earned on trust assets $939,522, the change in accrued expenses of $18,585, and the change in income tax payable of $263,138 offset by change in prepaid expense of $224,133. Cash provided by investing activities mainly consisted of $114,068,280 from the Trust Account for redemptions, and $792,480 for tax payments to that state of Delaware and the IRS. This was offset by $389,942 of cash deposited into the trust account for monthly extension payments. Cash used in financing activities was $114,068,280 for redemptions of Class A common stock, offset by $750,000 in funds from our Sponsor for operating activities in connection with a note payable.

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

Commencing on the date of our initial public offering, we pay Murphy Canyon Management Group, Inc., an affiliate of our Sponsor, $10,000 per month for office space, utilities and secretarial and administrative support. For the six months ended June 30, 2023 and 2022, total payments to Murphy Canyon Management Group were $60,000 and $50,000 respectively. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

In connection with the initial public offering, our Sponsor purchased 754,000 placement units for an aggregate purchase price of $7,540,000. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share. Our Sponsor has agreed to transfer, but has not yet transferred, an aggregate of 45,000 placement units (15,000 each) to each of our three independent directors. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares, or placement units, which will expire worthless if we do not consummate a business combination by February 7, 2024. The placement units are identical to the units sold in the initial public offering except that the placement units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of our initial business combination except to permitted transferees, the purchasers of the placement units waive any and all rights and claims that they may have to any proceeds, and any interest thereon, held in the Trust Account in respect of the common stock underlying such placement units in the event that a business combination is not consummated. The placement units are entitled registration rights. Additionally, the warrants underlying the placement units contain a cashless exercise provision and shall be non-redeemable while held by the initial purchasers thereof or their permitted assignees. There will be no underwriting fees or commissions due with the respect to the private placement.

Our Sponsor has agreed to waive its redemption rights with respect to its founder shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by February 7, 2024 and (iii) if we fail to consummate a business combination within 12 months from the consummation of our initial public offering (or up to February 7, 2024 at the election of the Company subject to satisfaction of certain conditions) or if we liquidate prior to the expiration of such period. However, our initial stockholders will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate by February 7, 2024.

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

On March 7, 2023, the Company entered into a $1.5 million promissory note with the Company’s Sponsor. The promissory note is to fund the Trust Account and the Company’s operating expenses. On March 7, 2023 the Company’s Sponsor advanced $300,000 and an additional $450,000 during the three months ended June 30, 2023. As of June 30, 2023 the promissory note totaled $750,000. The Company’s Sponsor will provide additional funds as necessary under the promissory note. This loan is non-interest bearing, unsecured and will be repayable in cash in full upon the earlier of (i) the date on which the Company consummates an initial business combination and (ii) the date that the Company’s winding up is effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2023, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report for the year ended December 31, 2022, except as set forth below. Risks associated with the Merger and Conduit are more fully discussed in the Form S-4 that the Company has filed, as may be amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

In accordance with the IRA, the Company accrues the expected excise tax obligation at the end of each reporting period as a cost of redeeming any shares as of that date. In connection with the vote to amend the Company’s certificate of incorporation, holders of 11,037,272 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock for the aggregate redemption amount of $114,068,280. As such the Company has recorded a 1% excise tax liability in the amount of $1,140,683 on the condensed balance sheet as of June 30, 2023. The liability does not impact the condensed statements of operations or condensed statement cash flows and is an offset against additional paid in capital, to the extent available, and accumulated deficit. This excise tax liability can be offset by future shares of issuance which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

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

MURPHY CANYON ACQUISITION CORP.

August 14, 2023	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 14, 2023	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

