Form 10-Q
period 2023-09-30
CONDUIT PHARMACEUTICALS INC.
filed 2023-11-20
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File No. 001-41245

CONDUIT PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	87-3272543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4995 Murphy Canyon Road, Suite 300 San Diego, California 92123
(Address of Principal Executive Offices, including zip code)

(760) 471-8536
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	CDT	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	CDTTW	The Nasdaq Stock Market LLC

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of November 20, 2023, there were 72,813,776 shares of common stock, $0.0001 par value, of the Company issued and outstanding.

CONDUIT PHARMACEUTICALS INC.

Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended September 30, 2023 contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. This includes, without limitation, statements regarding the financial position and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this prospectus, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors,” those described in our Annual Report on Form 10-K for the year ended December 31, 2022, under “Item 1A. Risk Factors,” and those described in our proxy statement/prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 11, 2023. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report.

This Quarterly Report may also contain market data related to our business and industry. These market data include projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may harm our business, results of operations, financial condition, and the market price of our common stock.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(In thousands, except share and per share amounts)	September 30, 2023 (unaudited)	December 31, 2022 (audited)
ASSETS
Current assets
Cash and cash equivalents	$8,644	$-
Prepaid expenses and other current assets	1,799	-
Total current assets	10,443	-
Intangible assets - research and development	5	5
Deposits and other long-term assets	1,570	-
Total assets	$12,018	$5
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$35	$-
Accrued expenses and other current liabilities	1,197	-
Accrued professional fees	1,615	2,246
Accrued payroll and other current liabilities	33	338
Option liability, current portion	742	-
Convertible promissory note payable	804	-
Notes payable, current portion	177	-
Total current liabilities	4,603	4,001
Convertible notes payable, carried at fair value	-	1,835
Liability related to the sale of future revenue	2,665	4,083
Notes payable	-	175
Option liability	-	1,417
Derivative warrant liability	92	-
Deferred commission payable	5,739	-
Total liabilities	13,099	10,094

Stockholders’ deficit
Common stock*, par value $0.0001; 250,000,000 shares and 400,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively, 72,813,776 shares and 64,626,430 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	7	6
Preferred stock, par value $0.0001; 1,000,000 shares and nil shares authorized at September 30, 2023 and December 31, 2022, respectively; nil shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Additional paid-in capital	11,351	-
Accumulated deficit	(13,078)	(10,770)
Accumulated other comprehensive income	639	675
Total stockholders’ deficit	(1,081)	(10,089)
Total liabilities and stockholders’ deficit	$12,018	$5

*	Shares of legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except share amounts and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022 (Revised)
Operating expenses:
Research and development expenses	$-	$38	$-	$38
General and administrative expenses	1,069	775	4,367	1,328
Funding expenses	-	120	-	120
Total operating costs and expenses	1,069	933	4,367	1,486
Operating loss	(1,069)	(933)	(4,367)	(1,486)
Other income (expenses):
Other income (expense), net	3,102	(23)	2,145	(330)
Interest expense, net	(47)	-	(92)	-
Total other (expense) income, net	3,055	(23)	2,053	(330)
Net income (loss)	$1,986	$(956)	$(2,314)	$(1,816)
Basic earnings/(net loss) per share	$0.03	$(0.03)	$(0.04)	$(0.06)
Diluted earnings/(net loss) per share	$(0.00)	$(0.03)	$(0.07)	$(0.06)
Basic weighted-average common shares outstanding	65,410,172	32,313,215	64,890,548	32,313,215
Diluted weighted-average common shares outstanding	66,132,587	32,313,215	65,486,891	32,313,215
Comprehensive income (loss):
Foreign currency translation adjustment	610	608	36	1,269
Total comprehensive income (loss)	$2,596	$(348)	$(2,278)	$(547)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited, in thousands, except share amounts)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss)/income	Total stockholders' deficit

Balance at July 1, 2022	1,000	$-	$-	$(6,737)	$596	$(6,141)
Retroactive application of Merger	32,312,215	3	(3)	-	-	-
Reclassification of additional paid-in capital**	-	-	3	(3)	-	-
Adjusted Balances, beginning of period*	32,313,215	$3	$-	$(6,740)	$596	$(6,141)
Foreign currency translation adjustment	-	-	-	-	608	608
Net loss	-	-	-	(956)	-	(956)
Balance at September 30, 2022	32,313,215	$3	$-	$(7,696)	$1,204	$(6,489)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit

Balance at July 1, 2023	2,000	$-	$-	$(15,064)	$29	$(15,035)
Retroactive application of Merger	64,624,430	6	(6)	-	-	-
Reclassification of additional paid-in-capital**	-	-	6	(6)	-	-
Adjusted Balances, beginning of period*	64,626,430	$6	$-	$(15,070)	$29	$(15,035)
Reclassification of additional paid-in-capital***	-	-	(6)	6	-	-
Issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes on the Closing Date (Note 3)	373,570	-	3,685	-	-	3,685
Merger, net of redemptions (Note 3)	4,118,316	1	(13,559)	-	-	(13,558)
Issuance of Conduit Pharmaceuticals Inc. common stock in connection with PIPE Financing (Note 3)	2,000,000	-	19,779	-	-	19,779
Issuance of Conduit Pharmaceuticals Inc. common stock to Cizzle Biotechnology Holding PLC	395,460	-	151	-	-	151
Issuance of Conduit Pharmaceuticals Inc. common stock to an advisor for services directly related to the Merger (Note 3)	1,300,000	-	-	-	-	-
Reduction of excise tax liability associated with the Merger (Note 3)	-	-	1,141			1,141
Capital contribution - related party	-	-	150	-	-	150
Stock-based compensation	-	-	10	-	-	10
Foreign currency translation adjustment	-	-	-	-	610	610
Net income	-	-	-	1,986	-	1,986
Balance at September 30, 2023	72,813,776	$7	$11,351	$(13,078)	$639	$(1,081)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited, in thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	(loss)/income	deficit
Balance at January 1, 2022	1,000	$-	$-	$(5,877)	$(65)	$(5,942)
Retroactive application of Merger	32,312,215	3	(3)	-	-	-
Reclassification of additional paid-in capital**	-	-	3	(3)	-	-
Adjusted Balances, beginning of period*	32,313,215	$3	$-	$(5,880)	$(65)	$(5,942)
Foreign currency translation adjustment	-	-	-	-	1,269	1,269
Net loss	-	-	-	(1,816)	-	(1,816)
Balance at September 30, 2022 (Revised)	32,313,215	$3	$-	$(7,696)	$1,204	$(6,489)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit
Balance at January 1, 2023	2,000	$-	$-	$(10,764)	$675	$(10,089)
Retroactive application of Merger	64,624,430	6	(6)	-	-	-
Reclassification of additional paid-in-capital**	-	-	6	(6)	-	-
Adjusted Balances, beginning of period*	64,626,430	$6	$-	$(10,770)	$675	$(10,089)
Reclassification of additional paid-in-capital***	-	-	(6)	6	-	-
Issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes on the Closing Date (Note 3)	373,570	-	3,685	-	-	3,685
Merger, net of redemptions (Note 3)	4,118,316	1	(13,559)	-	-	(13,558)
Issuance of Conduit Pharmaceuticals Inc. common stock in connection with PIPE Financing (Note 3)	2,000,000	-	19,779	-	-	19,779
Issuance of Conduit Pharmaceuticals Inc. common stock to Cizzle Biotechnology Holding PLC	395,460	-	151	-	-	151
Issuance of Conduit Pharmaceuticals Inc. common stock to an advisor for services directly related to the Merger (Note 3)	1,300,000	-	-	-	-	-
Reduction of excise tax liability associated with the Merger (Note 3)	-	-	1,141			1,141
Capital contribution - related party	-	-	150	-	-	150
Stock-based compensation	-	-	10	-	-	10
Foreign currency translation adjustment	-	-	-	-	(36)	(36)
Net loss	-	-	-	(2,314)	-	(2,314)
Balance at September 30, 2023	72,813,776	$7	$11,351	$(13,078)	$639	$(1,081)

*	Shares of legacy common stock have been retroactively restated to give effect to the Merger.
**	Reclassification is made as additional paid-in capital cannot be presented as a negative for either its beginning or ending balance.
***	Reclassification is made as the impact of the retroactive application of the Merger can be shown as a reduction to additional paid-in capital during the period as presenting the reduction does not result in additional paid-in capital being presented as a negative for its ending balance.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months ended September 30,
	2023	2022 (Revised)
Cash flows from operating activities:
Net loss	$(2,314)	$(1,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investment in equity securities	-	(34)
(Gain) loss on change in fair value of Cizzle option	(1,306)	216
Gain on change in fair value of Vela option	(748)	-
Loss on issuance of Vela option	1,007	-
Unrealized foreign exchange loss	4	-
Change in reserve for related party uncollectible loan	(240)	-
Loss on related party loan forgiveness	12	-
Loss on change in fair value of convertible notes payable	423	148
Non-cash reduction of deferred income upon exercise of option liability	(1,480)	-
Interest expense on convertible promissory note	86	-
Gain on warrant remeasurement	(131)	-
Stock-based compensation expense	10	-
Non-cash interest expense	8	-
Amortization of financed Directors and Officers insurance	44	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	93	-
Accounts payable	6	-
Accrued expenses and other current liabilities	1,604	105
Intangible assets	-	(5)
Net cash flows from operating activities	(2,922)	(1,386)
Cash flows from investing activities:
Issuance of loan - related party	(357)	(129)
Proceeds from loan repayment - related party	585	-
Net cash flows from investing activities	228	(129)
Cash flows from financing activities:
Proceeds from Merger and related PIPE Financing, net of transaction costs	8,494	-
Proceeds from issuance of option	498	-
Proceeds from the issuance of notes payable	-	182
Capital contribution - related party	151	-
Proceeds from issuance of convertible notes payable, carried at fair value	1,468	503
Proceeds from issuance of convertible promissory note payable, carried at cost	813	-
Interest paid on convertible promissory note, carried at cost	(81)	-
Proceeds from sale of equity securities	-	830
Net cash flows from financing activities	11,343	1,515
Net change in cash and cash equivalents before effect of exchange rate changes	8,649	-
Effect of exchange rate changes on cash and cash equivalents	(5)	-
Net change in cash	8,644	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$8,644	$-

Non-cash investing and financing activities
Issuance of Conduit Pharmaceuticals Inc. common stock to Cizzle Biotechnology Holding PLC upon exercise of option	$151	$-
Exchange of Conduit Pharmaceuticals Limited convertible notes for shares of Conduit Pharmaceuticals Inc. common stock in connection with the Merger	$3,685	$-
Accrued transaction costs	$5,738	$-
Non-cash directors and officers insurance	$1,066	$-
Net Liabilities assumed in the Merger	$6,124	$-
Initial value of warrant liabilities issued in connection with PIPE Financing and Closing of the Merger	$223	$-
Fair value of shares received and receivable related to the sale of future revenue	$-	$1,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies

Conduit Pharmaceuticals Inc., a Delaware corporation, (“Conduit” or the “Company”) is a clinical-stage specialty biopharmaceutical company that was formed to facilitate the development and commercialization of clinical assets that have not been, or are not being, prioritized by leading biopharmaceutical companies in order to develop pharmaceutical products that meet the unmet medical needs of patients.

The Company’s current development pipeline includes a glucokinase activator, which is Phase II ready in autoimmune diseases including uveitis, Hashimoto’s Thyroiditis, preterm labor and renal transplant rejection. The Company’s development pipeline also includes a potent, irreversible inhibitor of human Myeloperoxidase (MPO) that has the potential to treat idiopathic male infertility.

Merger Agreement

On September 22, 2023 (the “Closing Date”), a merger transaction between Conduit Pharmaceuticals Limited (“Old Conduit”), Murphy Canyon Acquisition Corp (“MURF”) and Conduit Merger Sub, Inc., a Cayman Islands exempted company and a wholly owned subsidiary of MURF (“Merger Sub”), was completed (the “Merger”, see Note 3) pursuant to the initial merger agreement dated November 8, 2022 and subsequent amendments to the merger agreement dated January 27, 2023 and May 11, 2023 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on the Closing Date, (i) Merger Sub merged with and into Old Conduit, with Old Conduit surviving the merger as a wholly-owned subsidiary of MURF, and (ii) MURF changed its name from Murphy Canyon Acquisition Corp. to Conduit Pharmaceuticals Inc. The common stock of the Company commenced trading on The Nasdaq Global Market under the symbol “CDT” on September 25, 2023, and the Company’s warrants commenced trading on The Nasdaq Capital Market under the symbol “CDTTW” on September 25, 2023.

The Merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the reverse recapitalization method, MURF was treated as the acquired company for financial reporting purposes, and the Company, the accounting acquirer, was assumed to have issued shares of stock for the net assets of MURF, with no goodwill or other intangible assets recorded. This determination is primarily based on the following predominant factors: (i) post-closing, the Company’s stockholders have a majority of the voting power of the combined company and ability to elect the members of the combined company’s Board of Directors (“Board”); (ii) the on-going operations post-merger will comprise those of Conduit; and (iii) all of the senior management of the combined company, except for the Chief Financial Officer, will be members of the management of the Company. As a result of the Merger, MURF was renamed “Conduit Pharmaceuticals Inc.” The board of directors of MURF and Conduit each approved the Merger.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP as set forth by the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). References to U.S. GAAP issued by the FASB in these notes to the accompanying unaudited condensed consolidated financial statements are to the FASB Accounting Standards Codifications (“ASC”) and Accounting Standards Update (“ASUs”).

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with U.S. GAAP and, in the opinion of the Company, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2023, and its results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The condensed consolidated balance sheet at December 31, 2022, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

The functional currency of the Company is the British pound sterling. The accompanying financial statements are reported in United States Dollars, the reporting currency of the Company.

Liquidity and Going Concern

Since its inception, and in line with its growth strategy, the Company has prepared its financial statements assuming it will continue as a going concern. As of September 30, 2023, the Company had an accumulated deficit of $13.1 million. For the nine months ended September 30, 2023 and September 30, 2022, the Company had net losses of $2.3 million and $1.8 million, respectively, and cash used in operating activities of $2.9 million and $1.4 million, respectively. To date, the Company has not generated sufficient liquidity to fund its operations and has relied on funding through a combination of debt and equity financing. Despite the close of the Merger on September 22, 2023, the Company has determined additional financing will be required to fund its operations for the next twelve months and the ability of the Company to continue as a going concern is dependent upon obtaining such additional financing.

As further discussed in Note 3, on September 22, 2023, the Company completed the Merger, that included a private placement of an aggregate amount of $20.0 million of the Company’s shares of common stock (referred to as the “PIPE”). The proceeds received from the Merger and PIPE, net of transaction costs, totaled $8.5 million.

The Company has raised and plans on raising further funds through the issuance of its common stock. While the Company believes in the viability of its ability to raise additional funds, there can be no assurances to that effect. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this Quarterly Report. These financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Risks and Uncertainties

The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of competitor products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights. Clinical assets currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance and reporting capabilities. Even if the Company’s efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

In addition, on March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (“COVID-19”) a global pandemic. The pandemic has been a highly disruptive economic and societal event that remains unpredictable. Its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. and other economies for the foreseeable future.

As this crisis has unfolded, the Company has continued to monitor conditions and adapt its operations to meet federal, state, and local standards. The Company cannot predict the duration or severity of the COVID-19 pandemic or its ultimate impact on the broader economy or the Company’s operations and liquidity.

Due to the pandemic, all clinical trials in the United Kingdom that were not related to COVID-19 were put on hiatus for significant portions of the nine months ended September 30, 2022. As a result, during the hiatus, the Company shifted its activities to focus on clinical trials related to COVID-19.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are primarily maintained with major financial institutions in the United Kingdom and Switzerland. The Company considers cash equivalents to be short-term, highly liquid investments that (a) are readily convertible into known amounts of cash, (b) are traded and held for cash management purposes, and (c) have original maturities of three months or less at the time of purchase. The Switzerland bank accounts holding cash balances are uninsured. The Company has not experienced any losses on this account through the nine months ended September 30, 2023.

The Company had $8.6 million in cash and cash equivalents on hand as of September 30, 2023. The Company did not have any cash and cash equivalents on hand as of December 31, 2022.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Subjective and significant estimates include, but are not necessarily limited to, the inputs used to determine the fair value of convertible notes payable, the Cizzle Biotechnology Holdings PLC (“Cizzle”) and Vela Technologies PLC (“Vela”) options and the amount to reserve for the related party loan receivable. Actual results could differ materially from such estimates. Estimates and assumptions are reviewed periodically by management and changes in estimates are made as management becomes aware of changes in circumstances surrounding the estimates. The effects of changes are reflected in the financial statements in the period that they are determined.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. In determining fair value, the Company used various valuation approaches. A fair value hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.

Unobservable inputs reflect the Company’s assumption about the inputs that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels, based on the inputs, as follows:

●	Level 1—Valuations based on quoted prices for identical instruments in active markets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.
●	Level 2— Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for either similar instruments in active markets, identical or similar instruments in markets that are not active, or model-derived valuations whose inputs or significant value drivers are observable or can be corroborated by observable market data.
●	Level 3—Valuations based on inputs that are unobservable. These valuations require significant judgment.

The Company’s Level 1 assets consist of cash and cash equivalents in the accompanying balance sheets and the value of accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities.

As of September 30, 2023, the Company has two financial liabilities, an option liability for which the fair value is determined based on Level 3 inputs as such inputs are not readily observable, and a warrant liability for which the fair value is determined based on Level 2 inputs as such inputs are based on observable inputs other than quoted prices. See Note 4 and Note 6 for further information on the Company’s financial liabilities carried at fair value.

Research and Development and Funding

Research and development expenses consist primarily of costs incurred in connection with the research and development of our clinical assets and programs. Funding expenses consist primarily of costs incurred in connection with the Company providing funding to St George Street Capital (“SGSC”) to carry out its research and development activities. SGSC holds all licenses to conduct clinical research through third party pharmaceutical companies. The Company expenses research and development costs and intangible assets acquired that have no alternative future use as incurred. These expenses include:

●	expenses incurred under agreements with organizations that support the Company’s drug discovery and development activities;
●	expenses incurred in connection with the preclinical and clinical development of the Company’s clinical assets and programs, including under agreements with contract research organizations, or CROs;
●	costs related to contract manufacturing organizations, or CMOs, that are primarily engaged to provide drug substance and product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct the Company’s clinical trials, nonclinical studies and other scientific development services;
●	the costs of acquiring and manufacturing nonclinical and clinical trial materials, including manufacturing registration and validation batches;
●	employee-related expenses, including salaries, related benefits and equity-based compensation expense, for employees engaged in research and development functions;
●	costs related to compliance with quality and regulatory requirements;
●	payments made under third-party licensing agreements; and
●	direct and allocated costs related to facilities, information technology, personnel and other overhead.

Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or consumed or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive management, finance, corporate and business development, and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, and administrative consulting services; insurance costs; administrative travel expenses and other operating costs.

The Company has incurred increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company. The Company anticipates that its general and administrative expenses will increase in the future as it increases its headcount to support the development of its clinical assets and programs and with continued research and development activities.

Income Taxes

ASC Topic 740, Income Taxes, sets forth standards for financial presentation and disclosure of income tax liabilities and expense. Interest and penalties recognized have been classified in the unaudited condensed consolidated statements of operations and comprehensive income (loss) as income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain.

Earnings/(Net Loss) per Share Attributable to Common Stockholders

The Company calculates basic and diluted earnings/(net loss) per share attributable to common stockholders using the two-class method under ASC Topic 260, Earnings Per Share. Basic earnings/(net loss) per share attributable to common stockholders is computed by dividing the net income/(loss) attributable to common stockholders by the number of weighted-average common shares outstanding for the period. Diluted earnings/(net loss) attributable to common stockholders is computed by adjusting net income/(loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of any dilutive securities. Diluted earnings/(net loss) per share attributable to common stockholders is computed by dividing the diluted net income/(loss) attributable to common stockholders by the number of weighted-average common shares outstanding for the period including potential dilutive common shares. All potentially dilutive securities have been excluded from the diluted net loss per share calculations for the three and nine months ended September 30, 2022, respectively, as the assumed issuance of all such potentially dilutive shares would have had an anti-dilutive effect. All potentially dilutive securities have been included in the diluted earnings per share calculation for the three months ended September 30, 2023, as the Company was in a net income position. When computing diluted net loss per share, the numerator is also adjusted by changes in the fair value of potentially dilutive securities that are liability-classified. As a result, the Company’s option liability was dilutive for the nine months ended September 30, 2023, even though the Company reported a net loss during that period.

Investments in Equity Securities

Investments in equity securities that have a readily determinable fair value are reported at fair value. Changes in fair value between accounting periods are recorded in other income (expense), net, in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Realized gains or losses upon sale are recorded in other income (expense), net, in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company did not hold any available for sale or trading securities as of September 30, 2023 or December 31, 2022.

Warrants

The Company determines whether warrants should be classified as equity or as liabilities in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40 warrants that meet the criteria for equity classification are recorded in stockholders’ deficit. The warrants are subject to re-evaluation of the proper classification and accounting treatment at each reporting period. If the warrants no longer meet the criteria for equity classification, they will be classified to liabilities and remeasured each period with changes recorded in the consolidated statement of operations.

Intangible Assets

Intangible assets subject to amortization include a developed patent. The Company qualitatively evaluates intangible assets for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not the carrying amount of intangible assets may exceed their implied fair values. The Company recorded an immaterial amount for the intangible asset and an immaterial amount of amortization expense for the periods ended September 30, 2023 and September 30, 2022. As of September 30, 2023 and December 31, 2022, no indicators of impairment of the intangible asset were identified.

Related Party Loan

The loans made to a related party is stated at a total principal amount of $0.8 million, with $0.1 million and $0.6 million outstanding at September 30, 2023 and December 31, 2022, respectively. The Company recorded an allowance in full of the $0.1 million and $0.6 million for potential loan losses as of September 30, 2023 and December 31, 2022, respectively, resulting in no balance on the face of the balance sheet as of September 30, 2023 and December 31, 2022, respectively. The loan carries no interest, and as such, no interest receivable is recorded. The Company recorded a full reserve against the loan as the related party did not have the ability to repay the loans as of December 31, 2022. On September 22, 2023, one of the related parties paid back a significant portion of its outstanding loan and the Company forgave the remaining portion of the loan. The loan forgiveness totaled $12 thousand and was recorded in other income (expense), net on the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023.

Foreign Currency Translation

Monetary assets and liabilities in the Company’s functional currency, the British pound, are re-measured into the reporting currency at the rates of exchange prevailing at the reporting date. Income and expense transactions in the functional currency are re-measured into the reporting currency at the average exchange rate prevailing during the reporting period. Non-monetary items in functional currency are re-measured into the reporting currency at the historical exchange rate (i.e., the rate of exchange at the date of the transaction). The gains or losses resulting from foreign currency translation are included in the statements of operations and comprehensive income (loss).

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that: (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Following the Merger, the Company will remain an emerging growth company, as defined by the Jumpstart Our Business Startups act of 2012, until the earliest of (i) the last day of the combined entity’s first fiscal year following the fifth anniversary of the completion of MURF’s initial public offering (the “MURF IPO”), (ii) the last day of the fiscal year in which the combined entity has total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which the combined entity is deemed to be a large accelerated filer, which means the market value of the combined entity’s common stock that is held by non-affiliates exceeds $700.0 million as of the prior December 31st or (iv) the date on which the combined entity has issued more than $1.0 billion in non-convertible debt securities during the prior three year period.

2. Revision of Previously Issued Financials

During the current period, the Company discovered an error in its financial statements as of the nine months ended September 30, 2022, as filed in the Company’s Registration Statement, as filed on February 1, 2023. The Company discovered an error in its accounting for the change in fair value of shares receivable from Cizzle, which resulted in the Company understating deferred revenue and net loss. Management has evaluated this misstatement, which understated deferred revenue and net loss, and concluded it was not material to prior periods, individually or in the aggregate. Correcting the cumulative effect of the error in the current period would not have had a material effect on the results of operations for such period as the misstatement was corrected as of the year ended December 31, 2022. Therefore, the Company is revising the relevant prior period unaudited financial statements and related footnotes for this error. Additionally, comparative prior period amounts in the applicable notes to the unaudited condensed consolidated financial statements have been revised and certain prior year amounts have been adjusted for consistency with the current year presentation.

The impact of the errors described above on the condensed consolidated balance sheets as of September 30, 2022 is as follows (in thousands):

	As of September 30, 2022 (Unaudited)
	As Previously Reported	Adjustment	As Revised

Condensed Consolidated Balance Sheets (in thousands)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liability related to the sale of future revenue	$3,564	$191	$3,755

Stockholders’ deficit
Accumulated deficit	(7,477)	(216)	(7,693)
Accumulated other comprehensive income	1,179	25	1,204
Total stockholders’ deficit	$(6,298)	$(191)	$(6,489)

The impact of the errors described above on the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2022 is as follows (in thousands):

	For the nine months ended September 30, 2022 (Unaudited)
	As Previously Reported	Adjustment	As Revised

Condensed Consolidated Statement of Operations and Comprehensive Loss (in thousands)
Other income (expenses):
Other income (expense), net	$(114)	$(216)	$(330)
Total other (expense) income, net	(114)	(216)	(330)
Net income (loss)	$(1,600)	$(216)	$(1,816)
Comprehensive income (loss):
Foreign currency translation adjustment	1,244	25	1,269
Total comprehensive income (loss)	$(356)	$(191)	$(547)

The impact of the errors described above on the condensed consolidated statement of cash flows for the nine months ended September 30, 2022 is as follows (in thousands):

	For the nine months ended September 30, 2022 (Unaudited)
	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statement of Cash Flows (in thousands)
Cash flows from operating activities:
Net loss	$(1,600)	$(216)	$(1,816)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of Cizzle option	-	216	216

3. Merger

As discussed in Note 1 - Summary of Significant Accounting Policies, on September 22, 2023, the Company and MURF completed the Merger. Upon the closing of the Merger, the following occurred:

●	Each share of Old Conduit common stock issued and outstanding immediately prior to the closing of the Merger, which totaled 2,000 shares, was exchanged for the right to receive 32,313.215 shares of the Company’s Common Stock (“Common Stock”) resulting in the issuance of 64,626,430 shares of Conduit Pharmaceuticals, Inc. Common Stock.

●	In addition to the shares issued to legacy Conduit shareholders noted above, an additional 373,570 shares of Common Stock was issued to Conduit convertible note holders, resulting in a total of 65,000,000 shares of Common Stock being issued to Conduit shareholders and holders of Conduit convertible notes payable.

●	In connection with the Merger, 45,000 share of MURF Class A common stock held by the MURF Sponsor was transferred to MURF Directors. Each share was exchanged on a one-for-one basis for shares of Common Stock.

●	Each share of MURF Class A common stock held by the MURF Sponsor prior to the closing of the Merger, which totaled 709,000 shares, was exchanged for, on a one-for-one basis for shares of Common Stock.

●	Each share of MURF common stock subject to possible redemption that was not redeemed prior to the closing of the Merger, which totaled 58,066 shares, was exchanged for, on a one-for-one basis for shares of Common Stock.

●	In connection with the Merger, 3,306,250 shares of MURF Class B common stock held by the Sponsor was automatically converted into shares of MURF Class A common stock and then subsequently converted into shares of Common Stock on a one-for-one basis.

●	In connection with the Merger, A.G.P./Alliance Global Partners (“A.G.P.”), whom acted as a financial advisor to both MURF and Conduit, was due to receive (i) a cash fee of $6.5 million, 1,300,000 shares of Common Stock and warrants to purchase 54,000 shares of Common Stock at an exercise price of $11.00 per share pursuant to its engagement agreement with Conduit entered into on August 2, 2022 and (ii) $4.6 million of deferred underwriting fees as a result of its engagement for MURF’s initial public offering. Upon closing of the Merger, A.G.P. received a cash payment of $5.6 million, 1,300,000 shares of Common Stock, and 54,000 warrants to purchase 54,000 shares of Common Stock. The remaining $5.7 million of cash payments due to A.G.P upon closing of the Merger was deferred and to be paid on or before March 21, 2025, with annual interest of 5.5%.

●	In connection with the Merger, MURF entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (the “PIPE Investors”) for an aggregate of 2,000,000 units, with each unit consisting of one share of Company common stock (the “PIPE Shares”), together with one warrant exercisable into one share of Company common stock (the “PIPE Warrants”), at a purchase price of $10.00 per unit, for an aggregate purchase price of $20,000,000 (the “PIPE Financing”). Upon the closing of the PIPE Financing (which closed in connection with the closing of the Merger), the Company received $20.0 million in cash from the PIPE Financing, which was used to settle related party promissory notes issued by MURF to the MURF Sponsor and an affiliate of the MURF Sponsor as well as transaction costs.

●	The proceeds received by the Company from the Merger and PIPE Financing, net of transaction costs, totaled $8.5 million.

●	The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, MURF was treated as the acquired company for financial reporting purposes (see Note 1 for further details). Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of MURF, accompanied by a recapitalization. The net assets of MURF were stated at historical cost with no goodwill or other intangible assets recorded.

The following table presents the total Common Stock outstanding immediately after the closing of the Merger:

Number of Shares
Exchange of MURF common stock subject to possible redemption for Conduit Pharmaceuticals Inc. common stock	58,066
Exchange of MURF Class A common stock held by MURF Directors for Conduit Pharmaceuticals Inc. common stock	45,000
Exchange of MURF Class A common stock held by MURF Sponsor for Conduit Pharmaceuticals Inc. common stock	4,015,250
Subtotal - Merger, net of redemptions	4,118,316
Issuance of Conduit Pharmaceuticals Inc. common stock in connection with PIPE Financing	2,000,000
Exchange of Conduit Pharmaceuticals Limited ordinary shares for Conduit Pharmaceuticals Inc. common stock on the Closing Date	64,626,430
Issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes on the Closing Date	373,570
Issuance of Conduit Pharmaceuticals Inc. common stock to an advisor for services directly related to the Merger	1,300,000
Total - Conduit Pharmaceuticals Inc. common stock outstanding as a result of the Merger, PIPE Financing, exchange of Conduit Pharmaceuticals Limited shares for shares of Conduit Pharmaceuticals Inc., issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes, and advisors.	72,418,316

4. Fair Value

The following table presents as of September 30, 2023 the Company’s liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Option liability	$-	$-	$742	$742
Liability Classified Warrants	-	92	-	92
Total Liabilities	$-	$92	$742	$834

The following table presents as of December 31, 2022 the Company’s liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes payable	$-	$-	$1,835	$1,835
Option liability	$-	$-	$1,417	$1,417
Total Liabilities	$-	$-	$3,252	$3,252

The following table presents additional information about the convertible notes payable subject to measurement at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) (in thousands):

Amount
Balance as of December 31, 2022	$1,835
Issuance of debt	1,468
Change in fair value	423
Foreign currency exchange impact	(41)
Conversion to 373,570 shares of common stock in connection with the Merger	(3,685)
Balance as of September 30, 2023	$-

The convertible notes payable were valued using the fair value option and are considered Level 3 measured instruments. See Note 7 for additional information. Due to the embedded derivatives included in the convertible notes payable, the Company elected to use the fair value option. The fair value was determined based upon a probability-weighted present value approach under three scenarios that consider the provisions of the convertible notes payable. The following table outlines the range of significant unobservable inputs as of September 22, 2023, the closing date of the Merger, and December 31, 2022, respectively:

	Assumption
Unobservable input - Change of control	2023	2022
Probabilities of conversion provisions	100%	10 - 90%
Estimated timing of conversion*	N/A	0.25 - 1.41 years
Time period to maturity*	N/A	1.41 years
Risk-adjusted discount rate	7.3%	6.1%

*	The Merger occurred on September 22, 2023, at which point the convertible notes converted into Common Stock. As such, the timing of the conversion was September 22, 2023 and the time period to maturity was no longer relevant as the notes converted.

Cizzle Option Liability

The option liability related to Cizzle was valued using public market research to determine the probability of success that similar studies in the respiratory and cardiovascular disease areas and a Black-Scholes pricing model. In reviewing the public market research, the Company determined the phase transition success rates for trials similar to the related to COVID-19 (the “Covid Asset”) from Phase I to Phase II was 52.7%. In applying this rate to the sale of future revenue consideration realized, the Company determined the total underlying Covid Asset values to be $2.8 million. The Company used the underlying Covid Asset value within a Black-Scholes model to determine the fair value was $1.4 million December 31, 2022. In accordance with ASC 815, the fair value of the option was remeasured at the end of each reporting period, with changes in fair value recorded to the statement of operations and comprehensive income (loss). On September 26, 2023, Cizzle exercised the option and exchanged its right to future revenue for 395,460 shares of Common Stock.

Vela Option Liability

The option liability was valued using public market research to determine the probability of successful clinical trials for the Covid Asset. The probability was determined based on studies of clinical trials for assets similar to the Covid Asset. After this probability was estimated it was then utilized as an input into a Monte Carlo Simulation model in order to value the option liability. In reviewing the public market research, the Company determined the phase transition success rates for trials similar to the Covid Asset from Phase I to Phase II was 52.7%. In applying this rate to the sale of future revenue consideration realized, the Company determined the total underlying Covid Asset values to be $4.4 million. The Company used the underlying Covid Asset value within a Monte Carlo Simulation model to determine the fair value was $0.7 million at September 30, 2023. The option was issued in the second quarter of 2023, and as such, did not have a fair value at December 31, 2022. In accordance with ASC 815, the fair value of the option will be remeasured at the end of each reporting period, with changes in fair value recorded to the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2023, the Company recorded an option liability of $0.7 million on the balance sheet.

The following table presents additional information about the option liability subject to measurement at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) (in thousands):

Amount
Balance as of December 31, 2022	$1,417
Option issued	1,505
Change in fair value	(2,054)
Option exercise	(151)
Foreign currency exchange impact	25
Balance as of September 30, 2023	$742

Liability Classified Warrants

The warrants issued to the PIPE Investor and an advisor in connection with the Merger are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liabilities in the unaudited condensed consolidated balance sheets. Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The measurements of the liability classified warrants are classified as Level 2 fair value measurements due to the use of an observable market quote for the Company’s publicly traded warrants, which are considered to be a similar asset in an active market.

The warrant liabilities are calculated by multiplying the quoted market price of the Company’s publicly traded warrants by the number of liability classified warrants.

During the period ended September 30, 2023, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

5. Balance Sheet Details – Current Assets and Current Liabilities

Current assets consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30,	As of December 31,
	2023	2022

Prepaid directors and officers insurance	$1,706	$-
Other prepaid expenses	93	-
Total prepaid expenses and other current assets	$1,799	$-

Current liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30,	As of December 31,
	2023	2022

Professional service fees	$1,615	$2,246
Accrued directors & officers insurance	1,066	-
Convertible promissory note payable	804	-
Option liability, current portion	742	-
Notes payable, current portion	177	-
Other	131	-
Accounts payable	35	-
Payroll	33	338
Income taxes payable	-	-
Total current liabilities	$4,603	$2,584

6. Liability Related to the Sale of Future Revenue

Indirect Investment Regarding the Covid Asset

On June 3, 2020, the Company entered into an agreement with SGSC for an indirect investment in the Covid Asset. Under the terms of the agreement, SGSC agreed to pay the Company a royalty of 30% of sales in excess of $24.5 million (£19.2 million) of the Covid Asset should it reach the commercialization stage and generate revenue in exchange for the Company funding SGSC’s research and development efforts. As of September 30, 2023, the Company provided a total of $0.3 million in funding to SGSC.

Vela Technologies PLC

The Company entered into an Agreement with SGSC to approve an Indirect Investment from Vela Technologies PLC (“Vela”) on October 20, 2020, whereby Vela agreed to provide funding to the Company for an indirect investment in the Covid Asset for use in the field in exchange for 8% of future revenue earned if the Covid Asset is commercialized (the “Vela Agreement”). Total consideration under the Vela Agreement was $2.9 million (£2.35 million), consisting of $1.6 million (£1.25 million) cash and the issuance of 1.1 billion common shares in Vela, which based on the Vela’s fair value per share at September 10, 2021, was $1.3 million. The Company received the $1.5 million (£1.25) million cash consideration during the year ended December 31, 2020. This consideration was recorded in deferred income as a liability on the balance sheet in accordance with ASC 470-10.

In April 2023, the Company entered into an agreement with Vela which granted Vela the right, but not the obligation, to sell its 8% royalty interest in the Covid Asset back to Conduit. Vela paid a one-time, non-refundable option fee to Conduit of $0.5 million (£0.4 million). Total consideration payable to Vela upon exercise of the option is $4.9 million (£4.0 million) worth of new common shares in the combined entity after the Merger between Conduit Pharmaceuticals Limited and MURF, following the consummation of the Merger, at a price per share equal to the volume-weighted average price per share over the ten (10) business days prior to the date of the notice of exercise. The option contains a provision stating that in no event shall the price per share for the consideration shares be lower than $5 or higher than $15. The option is exercisable in whole at any time from the close of the Merger (the “Effective Time”) until the earlier of (i) the date that is six (6) months from the Effective Time, and (ii) February 7, 2024, the expiration date of the term.

Cizzle Biotechnology Holdings PLC

On February 11, 2022, the Company entered into an agreement with Cizzle PLC (“Cizzle”) whereby Cizzle agreed to purchase a percentage of future revenue earned in the Covid Asset, should it reach the commercialization stage. Total consideration under the agreement is specified as $1.6 million (£1.2 million), consisting of the issuance of the fair value of 25.0 million new common shares in Cizzle on the date of the agreement and the fair value of 22.0 million shares to be issued at the earlier of Cizzle’s shareholder approval or one year from the date of the agreement. The 22.0 million shares were received by the Company in the fourth quarter of 2022 and were subsequently sold within the fourth quarter of 2022. The Company recorded a liability related to deferred revenue of $1.4 million for the consideration received from Cizzle.

The payments received for the sale of future revenue will be classified as deferred income. Under ASC 470-10-25, a seller of future revenue should evaluate whether the proceeds received should be accounted for as debt or deferred income. In assessing the factors that created a rebuttable presumption of debt within the guidance, the Company determined that there were factors present to overcome the debt presumption and deferred income classification to be appropriate. The main factors the Company considered were that the transactions in form were sales, and not debt transactions. Each agreement does not guarantee a return to each purchaser, the return is based solely on future performance of the Covid Asset should it reach commercialization, with neither purchaser having an involvement in generating future cash flows from the Covid Asset.

The following table presents as of September 30, 2023 the Company’s liability for the sale of future revenue (in thousands):

Liability related to the sale of future royalties
December 31, 2022	$4,083
Sale of future royalties	-
Reversal of future royalties upon option exercise	(1,480)
Foreign currency exchange impact	62
September 30, 2023	$2,665

On December 15, 2022, the Company entered into an agreement with Cizzle whereby the Company granted Cizzle the option, but not the obligation, to sell its economic interest in the Covid Asset back to the Company. The agreement contained an option period of nine months from the date of the agreement for Cizzle to notify the Company of its intent to exercise the option to sell its economic interest in the Covid Asset. Upon closing of the agreement, Cizzle agreed to pay the Company an option fee of $0.1 million (£0.1 million). If Cizzle does exercise the right to sell its interest in the Covid Asset, consideration payable by the Company to Cizzle is $4.0 million (£3.25) million through the issuance of new Common Stock in the combined entity post-Merger at the same price per share of the proposed PIPE investment in the Company by new and existing investors.

On September 26, 2023, Cizzle exercised its option to sell back its indirect investment in the Covid Asset in exchange for 395,460 shares of the Common Stock. The Company de-recognized $1.5 million of deferred revenue recorded for future revenue owed to Cizzle on the Company’s unaudited condensed consolidated balance sheet and recorded $1.5 million to other income (expense), net, on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023. As of September 30, 2023, there was no liability for the sale of future revenue related to Cizzle.

7. Convertible Notes Payable

On May 27, 2021, the Company approved a Master Convertible Loan Note Instrument (the “2021 Convertible Loan Note Instrument”), permitting the Company to issue convertible notes in a maximum aggregate principal amount of up to $1.4 million (£1.0 million). The convertible notes issuable under the 2021 Convertible Loan Note Instrument mature three years after issuance to the respective noteholders and bear 5% interest, only to be paid to the noteholders in the event of a material breach by the Company of the terms of the 2021 Convertible Loan Note Instrument. In the event of a Change of Control (as defined in the 2021 Convertible Loan Note Instrument), the convertible notes issued under the 2021 Convertible Loan Note Instrument automatically convert into common shares of the Company at a conversion price equal to a 20% discount to the price per share paid for the most senior class of shares in respect of such Change of Control. The Company, with consent from the noteholders, may prepay the convertible notes payable issued under the 2021 Convertible Loan Note Instrument without penalty. The convertible notes payable issued under the 2021 Convertible Loan Note Instrument are general, unsecured obligations of the Company.

On August 26, 2022, under the terms of the 2021 Convertible Loan Note Instrument, the Company issued a $0.5 million (£0.4 million) convertible note payable to an investor.

On October 6, 2022, under the terms of the 2021 Convertible Loan Note Instrument, the Company issued a $67 thousand (£50 thousand) convertible note payable to an investor. As of October 6, 2022, $1.3 million (£950,000) 2021 Convertible Loan Notes were issued and outstanding.

On November 1, 2022, the Company approved a master Convertible Loan Note Instrument (the “2022 Convertible Loan Note Instrument”), permitting the Company to issue convertible notes payable for a maximum aggregate principal amount of up to $3.3 million (£3.0 million). The convertible notes payable issuable under the 2022 Convertible Loan Note Instrument mature three years after issuance to the respective noteholders and bear 5% interest, only to be paid to the noteholders in the event of a material breach by the Company of the terms of the 2022 Convertible Loan Note Instrument. In the event of a Change of Control (as defined in the 2022 Convertible Loan Note Instrument), the convertible notes payable issued under the 2022 Convertible Loan Note Instrument automatically convert into common shares of the Company at a conversion price equal to a 20% discount to the price per share paid for the most senior class of shares in respect of such Change of Control. The Company, with consent from the noteholders, may prepay the convertible notes payable issued under the 2022 Convertible Loan Note Instrument without penalty. The convertible notes payable issued under the 2022 Convertible Loan Note Instrument are general, unsecured obligations of the Company.

On November 16, 2022, under the terms of the 2022 Convertible Loan Note Instrument, the Company issued convertible notes payable with an aggregate principal amount of $0.4 million (£0.3 million) to an investor.

During January and February 2023, under the terms of the 2022 Convertible Loan Note Instrument, the Company issued convertible notes payable with an aggregate principal amount of $0.9 million (£0.8 million) to non-related third parties.

As discussed in Note 15 – Related Party Transactions, during January and February 2023, under the terms of the 2022 Convertible Loan Note Instrument, the Company issued convertible notes payable with an aggregate principal amount of $0.4 million (£0.3 million ) to the CEO of Corvus.

The Company elected to fair value the convertible notes payable issued under the 2021 and 2022 Convertible Loan Note Instruments. At the end of each reporting period, the Company calculates the fair value of the convertible notes payable, and any changes in fair value are reported in other income (expense), net, in the current period’s unaudited condensed consolidated statements of operations and comprehensive income (loss). There has been no change in fair value from a change in credit quality. On September 22, 2023, as discussed in Note 3 - Merger, the Company and MURF completed the Merger, at which point all outstanding convertible notes issued under the 2021 and 2022 Convertible Loan Instruments converted into 373,570 shares of Common Stock. For the period from July 1, 2023 through September 22, 2023, the closing date of the Merger, the Company recorded a loss from the change in fair value of convertible notes payable of $0.1 million in other income (expense), net, in its unaudited condensed consolidated statements of operations and comprehensive income (loss). On September 22, 2023, in connection with the Merger, the Company record an immaterial loss on extinguishment of convertible notes payable in other income (expense), net, in its unaudited condensed consolidated statements of operations and comprehensive income (loss).

For the three and nine months ended September 30, 2022, the Company recorded an immaterial loss from the change in fair value of convertible notes payable in other income (expense), net, in its unaudited condensed consolidated statements of operations and comprehensive income (loss). See Note 4 for additional information regarding the fair value measurement of convertible notes payable.

Convertible Promissory Notes Payable

During March 2023, the Company issued a convertible promissory note payable with an aggregate principal amount of $0.8 million to a non-related third party. The note matures and is payable in full 18 months from the date of issuance. The note carries 20% interest, which is payable every six (6) months from the date of the note until the maturity date. The note was subject to conversion to MURF common stock upon consummation of the Merger prior to the maturity date. The promissory convertible note payable was not converted at the closing of the Merger and was also not converted as of September 30, 2023. Issuance costs associated with the note were immaterial and expensed as incurred on the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company has not elected the fair value option and will account for the promissory convertible note payable as a liability in accordance with ASC 480 on the Company’s balance sheet. The only subsequent measurement impact on a recurring basis until conversion (if conversion occurs) or prepayment (if prepayment occurs) will be to record the accrued interest as a liability and reduce the balances of the Note and its accrued interest for cash payments made against these balances. As of September 30, 2023, interest incurred on the convertible promissory note was $86 thousand and was recorded to Interest expense, net, on the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2023 interest payments to the borrower totaled $81 thousand and were recorded as a reduction of accrued interest on the unaudited condensed consolidated balance sheet.

The Company notes that this issuance was outside of the terms of the 2022 Convertible Loan Note Instrument.

8. Loans Payable

On May 1, 2022, the Company entered into Loan Agreements (the “Loans”) with two lenders, totaling $0.2 million. The Loans mature two years from the date of the agreement and bear no interest. Each loan was made available to the Company by the lenders in three tranches of (i) $33 thousand (£30 thousand); (ii) $33 thousand (£30 thousand) and (iii) $28 thousand (£25 thousand), totaling $0.2 million. The Loans provided for events of default, including, among others, failure to make payment, bankruptcy and non-compliance with the terms of the Loans. As of September 30, 2023 the Company utilized all three tranches of the first loan and two out of three tranches of the second loan, with total loans payable at September 30, 2023 and December 31, 2022 of $0.2 million and $0.2 million, respectively.

9. Deferred Commission Payable

As discussed in Note 3, A.G.P was a financial advisor to both the MURF and Old Conduit in connection with the Merger transaction. Upon the completion of the Merger, A.G.P.: (i) received a cash fee of $6.5 million, 1,300,000 shares of Common Stock, and warrants to purchase 54,000 shares of Common Stock at an exercise price of $11.00 per share pursuant to its engagement agreement with Old Conduit entered into on August 2, 2022, and (ii) agreed to defer payment, to be paid in the future under certain circumstances by a date no later than March 21, 2025, of $5.7 million of fees plus annual interest of 5.5% as a result of its engagement for MURF’s IPO. The $5.7 million deferred commissions payable was recorded as a non-current liability on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2023. Accrued interest was recorded as a liability on the Company’s condensed consolidated balance sheet and totaled $7 thousand as of September 30, 2023.

10. Share Based Compensation

On September 22, 2023, in connection with the Merger, the Company adopted the Conduit Pharmaceuticals Inc. 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan became effective upon the closing of the Merger. The 2023 Plan initially provides for the issuance of up to 11,497,622 shares of Common Stock. The number of authorized shares will automatically increase on January 1, 2024 and continuing annually on each anniversary thereof through (and including) January 1, 2033, equal to the lesser of (i) 5% of the Shares outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of Shares as determined by the Board or the Committee. The 2023 Plan allows for awards to be issued to employees and non-employee directors in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, dividend equivalents, other stock-based, or other cash-based awards. As of September 30, 2023, there were 11,425,204 shares of Common Stock available for issuance under the 2023 Plan.

In connection with the Merger, as discussed in Notes 1 and 3, the Chief Financial Officer of Conduit Pharmaceuticals, Inc. was granted 72,418 restricted stock units (“RSUs”). The total RSUs granted was equal to 0.10% of the 72,418,316 shares of common stock of the Company outstanding as of the closing of the Merger. The RSUs vest in equal annual installments on the first three anniversaries of the closing of the Merger. No RSUs were vested as of September 30, 2023.

During the three and nine months ended September 30, 2023, there were no other awards granted, exercised or forfeited.

During the three and nine months ended September 30, 2023, there was $10 thousand in stock-based compensation expense recognized related to the RSUs granted in connection with the Merger.

11. Income Taxes

For the nine months ended September 30, 2023, and 2022, the Company's effective tax rate was 0.0% and 0.0%, respectively, due to the current year tax loss and valuation allowance established against the Company's net deferred tax assets, and due to operating in a no tax jurisdiction, respectively.

12. Common Stock and Preferred Stock

As of September 30, 2023 and December 31, 2022, the Company has authorized the issuance of up to 250,000,000 and 400,000,000, shares of common stock, at a par value $0.0001 per share, respectively

As of September 30, 2023, there were 72,813,776 shares of Common Stock issued and outstanding. As of December 31, 2022, there were 64,626,430 shares of Common Stock issued and outstanding as a result of the retrospective application of the Merger, as discussed in Note 3. No cash dividends have been declared or paid as of September 30, 2023.

On November 4, 2022, Conduit Pharmaceuticals Limited issued 1,000 common shares to Corvus Capital Limited. Corvus Capital Limited subsequently transferred 775 common shares to other investors. The 1,000 common shares converted into 32,313,215 shares of Conduit Pharmaceuticals, Inc. Common Stock upon the closing of the Merger.

As of September 30, 2023, the Company has authorized the issuance of up to 1,000,000 shares of Conduit Pharmaceuticals, Inc. preferred stock (the “Preferred Stock”). As of December 31, 2022, no preferred shares were authorized for issuance.

As of September 30, 2023 and December 31,2022, no shares of Preferred Stock were issued and outstanding.

Holders of the Common Stock (including any preferred stock designation) are entitled to one vote per share, and to receive dividends, on and if declared by the board of directors and, upon liquidation or dissolution, are entitled to receive all assets available for distribution, subordinate to the rights, preferences, and privileges of any outstanding preferred shares (if any) with respect to dividends and in connection with liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.

13. Earnings/(Net Loss) Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted earnings/(net loss) per share attributable to holders of Common Stock (in thousands, except share amounts and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) - basic	$1,986	$(956)	$(2,314)	$(1,816)
Less: Change in fair value and income impact of option liabilities	(2,189)	-	(2,527)	-
Net income (loss) - diluted	$(203)	$(956)	$(4,841)	$(1,816)
Denominator:
Weighted average common stock outstanding, basic	65,410,172	32,313,215	64,890,548	32,313,215
Add: Option liability conversion shares	722,415	-	596,343	-
Weighted average shares used in computing net loss per share - diluted	66,132,587	32,313,215	65,486,891	32,313,215
Net income (loss) per share attributable to common shareholders, basic	$0.03	$(0.03)	$(0.04)	$(0.06)
Net income (loss) per share attributable to common shareholders, diluted	$(0.00)	$(0.03)	$(0.07)	$(0.06)

Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	As of September 30,	As of September 30,
	2023	2022
Equity classified warrants	13,979,000	-
Liability classified warrants	20,540,000	-
Convertible notes payable	-	900,000
Convertible promissory notes payable	80,500	-
Restricted stock units	72,418	-
	34,671,918	900,000

14. Commitments and Contingencies

Legal Proceedings

The Company is subject to certain claims and contingent liabilities that arise in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, which we currently believe to be immaterial, does not become material in the future.

15. Related Party Transactions

Corvus Capital Limited

Corvus Capital Limited (“Corvus”) is a significant investor in the Company through subscribing to 1,000 common shares prior to the closing of the Merger on September 22, 2023. As discussed in Note 3, the shares held by Corvus on the closing date of the Merger were exchanged for shares of Conduit Pharmaceuticals Inc. common stock. The Chief Executive Officer of Corvus is a member of Conduit’s board of directors. As of September 30, 2023 and December 31, 2022, the Company owed approximately $0.8 million and $0.6 million, respectively, of advisory fees to Corvus, which were recorded to accrued expenses on the balance sheet. For the nine months ended September 30, 2023 and 2022, the Company incurred travel expenses and director’s fees payable to the CEO of Corvus of approximately $0.9 million and $0.2 million, respectively. As of September 30, 2023 the Company did not owe the CEO of Corvus any director’s fees. As of December 31, 2022, the Company owed the CEO of Corvus director’s fees of approximately $0.4 million. Amounts owed to the CEO of Corvus are included in accrued expenses and other current liabilities in the balance sheet. For the three and nine months ended September 30, 2022, the Company paid a family member of the CEO of Corvus nil and $33 thousand, respectively. The Company did not make any payments to the family member of the CEO of Corvus for the three and nine months ended September 30, 2023. During the three months ended September 30, 2023, Corvus provided a $0.2 million cash contribution to the Company to maintain liquidity through the closing of the Merger. There was no intention of repayment by both Corvus and the Company, and as such, the Company recorded the contribution to the condensed consolidated statement of changes in stockholders’ deficit.

During January and February 2023, under the terms of the 2022 Convertible Loan Note Instrument, the Company issued convertible notes payable with an aggregate principal amount of $0.4 million (£0.3 million) to the CEO of Corvus. The convertible notes payable mature three years after issuance and bear 5% interest, only to be paid in the event of a material breach by the Company of the terms of the 2022 Convertible Loan Note Instrument. In the event of a Change of Control, the convertible notes payable automatically convert into common shares of the Company at a conversion price equal to a 20% discount to the price per share paid for the most senior class of shares in respect of such Change of Control. All of the convertible notes payable converted into Common Stock upon the closing of the Merger at a 20% discount as specified under the terms of the 2021 Convertible Note Loan Instrument and the 2022 Convertible Note Loan Instrument.

St George Street Capital

St George Street Capital is a significant investor in the Company through subscribing to 147 common shares of Old Conduit, which were exchanged for shares of Common Stock upon the closing of the Merger. The Chief Executive Officer of St George Street Capital is also the Chief Executive Officer of Conduit. Further, the Company has an Exclusive Funding Agreement (as defined below) with St George Street Capital. For the nine months ended September 30, 2023 and 2022, the Company did not incur expenses to St George Street Capital. As of September 30, 2023 and December 31, 2022, the Company did not owe any amounts to St George Street Capital.

On March 26, 2021, the Company entered into the Exclusive Funding Agreement (“Funding Agreement”) with St George Street Capital. Under the agreement, the Company has the first exclusive right, but not the obligation, to provide or procure funding for the performance or research and development projects undertaken by St George Street Capital. The Funding Agreement entitles the Company to 100% of the net revenue on projects that the Company funds by itself. As of September 30, 2023, the Company has not recognized any net revenue from the Funding Agreement. See Note 1 for discussion on research and development costs.

16. Other Income (expense), net

The following table presents other income (expense), net, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the nine months ended September 30,
	2023	2022
Other income:
Derecognition of Cizzle deferred revenue upon option exercise	$1,480	$-
Change in fair value of Cizzle option	1,306	-
Change in fair value of Vela option	748	-
Gain on warrant remeasurement	131	-
Gain on the sale of equity securities	-	34
Other	2	-
Total other income:	3,667	34
Other expense:
Loss on issuance of Cizzle option	1,007	-
Change in fair value of convertible notes payable	423	148
Change in fair value of shares receivable	-	216
Interest expense on convertible promissory note payable	86	-
Realized foreign currency transaction loss	53	-
Unrealized foreign currency transaction loss	24	-
Other	21	-
Total other expense	1,614	364
Total other income, net	$2,053	$(330)

	For the three months ended September 30,
	2023	2022
Other income:
Derecognition of Cizzle deferred revenue upon option exercise	$1,479	$-
Change in fair value of Cizzle option	1,009	-
Change in fair value of Vela option	683	-
Gain on warrant remeasurement	131	-
Change in fair value of shares receivable	-	95
Other	2	-
Total other income:	3,304	95
Other expense:
Change in fair value of convertible notes payable	118	118
Other	89	-
Unrealized foreign currency transaction loss	33	-
Realized foreign currency transaction loss	9	-
Total other expense	249	118
Total other income, net	$3,055	$(23)

17. Warrant Liability

Equity Classified Warrants

Pursuant to MURF’s initial public offering, the Company sold 13,225,000 units at a price of $10.00 per unit. Each unit consisted of one share of MURF Class A common stock and one redeemable warrant (the “Publicly Traded Warrants”). Each whole public warrant entitled the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The warrants are publicly traded on The Nasdaq Capital Market under the trading symbol CDTTW.

Simultaneously with the closing of its initial public offering, MURF consummated the private sale to the Sponsor of 754,000 private placement units at a price of $10.00 per private placement unit. Each private placement unit was comprised of one share of MURF Class A common stock and one warrant. Each private placement warrant was exercisable to purchase one share of MURF Class A common stock at a price of $11.50 per share, subject to adjustment. The private placement units (including the Class A common stock issuable upon exercise of the warrants included in the private placement units) were not transferable, assignable, or saleable until 30 days after the completion of a Merger, subject to certain exceptions.

In connection with the closing of the Merger on September 22, 2023, the public warrants and private placement warrants (collectively the “Equity Classified Warrants”) were amended to entitle each holder to purchase one share of Common Stock. The Equity Classified Warrants are classified as permanent equity on the condensed consolidated balance sheet.

Liability Classified Warrants

As discussed in Note 3, 2,000,000 warrants were issued to the PIPE Investors as of the closing of the Merger pursuant to subscription agreements. The warrants provide the PIPE Investors the right to purchase up to 2,000,000 shares of Common Stock at an exercise price of $11.50. Additionally, on the Closing Date of the Merger, the Company issued 54,000 warrants to an advisor for services provided directly related to the Merger. The warrants provide the advisor the right to purchase up to 54,000 shares of Common Stock at an exercise price of $11.00 per share.

The warrants issued to the PIPE Investors and the advisor (collectively the “Liability Classified Warrants”) contain materially the same terms and are exercisable for a period of five years, beginning on October 22, 2023.

The Liability Classified Warrants are classified as derivative liabilities because they do not meet the criteria in ASC 815-40 to be considered indexed to the entity’s own stock as the warrants could be settled for an amount that is not equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Liability Classified Warrants are initially measured at fair value based on the price of the Publicly Traded Warrants and are remeasured at fair value at subsequent financial reporting period end dates and upon exercise (see Note 4 for additional information regarding fair value).

On September 22, 2023 (the Closing Date of the Merger), the date of issuance of the Liability Classified Warrants, the Company recorded an initial Warrant liability of $0.2 million based on the fair value as of that date. For the three and nine months ended September 30, 2023, the Company remeasured the fair value of the Liability Classified Warrants and recorded a gain on the change in the fair value of $0.1 million. The gain was recorded to Other income (expense), net, on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023. As of the nine months ended September 30, 2023 and December 31, 2022, the balance sheets contained derivative warrant liabilities of $0.1 million and nil, respectively.

18. Subsequent Events

The Company has evaluated all events occurring through the date on which the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CONDUIT PHARMACEUTICALS LIMITED

Conduit Pharmaceuticals Limited entered into an Agreement and Plan of Merger (the “Agreement” or “Merger Agreement”) with Murphy Canyon Acquisition Corp. (“MURF”) on November 8, 2022. The transaction contemplated by the terms of the Agreement was completed on September 22, 2023 (the “Closing”), in conjunction with which MURF changed its name to Conduit Pharmaceuticals Inc. (hereafter referred to, collectively with is subsidiaries as “CDT”, “Conduit”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires. The transactions contemplated in the Agreement are collectively referred to as the “Merger”.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as Conduit’s audited financial statements included in the final prospectus and definitive proxy statement, dated August 11, 2023 (the “Proxy Statement/Prospectus”), and filed with the SEC. In addition, you should refer to our audited consolidated financial statements and the related notes for the year ended December 31, 2022 and the section entitled “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in the Company’s Registration Statement on Form S-1 filed with the SEC on October 17, 2023. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk factors” or in other parts of this report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

Capitalized terms used in this section, but not otherwise defined, have the meanings ascribed to them in the Report.

Overview

We are a clinical-stage specialty biopharmaceutical company that was formed to facilitate the development and commercialization of clinical assets that have not been, or are not being, prioritized by leading biopharmaceutical companies in order to develop pharmaceutical products that meet the unmet medical needs of patients.

We are led by highly experienced pharma executives, Dr. Freda Lewis-Hall, former Chief Medical Officer of Pfizer Inc., and Dr. David Tapolczay, former Chief Executive Officer of the United Kingdom-based medical research charity LifeArc.

Our current development pipeline includes a glucokinase activator, which is Phase II ready in autoimmune diseases including uveitis, Hashimoto’s Thyroiditis, preterm labor and renal transplant rejection. Our development pipeline also includes a potent, irreversible inhibitor of human Myeloperoxidase (MPO) that has the potential to treat idiopathic male infertility.

We have an exclusive relationship and partnership with St George Street Capital (“SGSC”), a biomedical charity based in the United Kingdom. We fund the development of clinical assets that are initially licensed by SGSC from its existing relationship with AstraZeneca AB (PUBL). We conduct clinical trials on the clinical assets that we license from AstraZeneca in collaboration with SGSC. In doing so, we are able to leverage the comprehensive clinical and scientific expertise in order to develop assets through Phase IIb trials in an efficient manner. We expect that successful Phase Iib trials on the assets in our pipeline will increase the value of the assets.

Following successful clinical trials, we expect to commercialize the clinical assets in our pipeline through licensing arrangements with larger pharmaceuticals companies, which may include up-front milestone payments and/or royalties during the time at which such clinical asset is subject to patents.

We intend to use the income received from licensing our clinical assets to fund the development of additional clinical assets. This will allow us to use the existing income stream from clinical assets that have been licenses to fund our on-going operations without having to rely solely on debt and/or equity financing. We initially intend to focus on assets that have been deprioritized by larger pharmaceuticals companies and that have a high unmet medical need in order to develop these assets through the Phase Iib stage. We also believe that we may be able to apply our business strategy and approach to arrangements to pharmaceutical companies in addition to AstraZeneca.

We have incurred significant operating losses since inception. For the nine months ended September 30, 2023 and 2022, our net loss was $2.3 million and $1.8 million, respectively, and we expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs. As of September 30, 2023, we had an accumulated deficit of $13.1 million.

Impact of COVID-19, the Russia and Ukraine Conflict, and Global Economic Conditions

As a result of the spread of the COVID-19 pandemic, economic uncertainties have arisen which may negatively affect our financial position, results of operations and cash flows. We have assessed that the COVID-19 pandemic has not so far had a material or direct impact on our operations or financial position. Nevertheless, in light of the ongoing COVID-19 pandemic, we have implemented measures to protect employees and take social responsibilities while at the same time attempting to limit any negative effects on our business.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this Report. As such, the full magnitude of the pandemic’s effect on our financial condition, liquidity and future results of operations is uncertain. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry and workforce.

Due to the pandemic, all clinical trials in the United Kingdom that were not related to COVID-19 were put on hiatus for significant portions of the year ended December 31, 2021. As a result, during the hiatus, the Company shifted its activities to focus on clinical trials related to COVID-19. The hiatus on clinical trials not related to COVID-19 was lifted at the end of the year ended December 31, 2021.

The conflict between Russia and Ukraine has caused major macroeconomic disruptions that have impacted the global trade and economies. As such increasing inflation around the globe has forced national banks to increase their interest rates, consequently impacting interest yields around the globe. We have assessed the impact of these measures and concluded that as of today, no material impact has been identified on our business or our ability to continue as a going concern.

Key Component of Result of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of our candidates and programs. We expense research and development costs and intangible assets acquired that have no alternative future use as incurred. These expenses include:

●	personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation for employees engaged in research and development functions;

●	expenses incurred in connection with the clinical development and regulatory approval of our clinical assets, including under agreements with third parties, such as consultants, contractors and CROs;

●	license fees with no alternative use; and

●	other expenses related to research and development.

 We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the benefits are consumed.

To date, we do not track our research and development expenses on a program-by-program basis as we only worked on one program related to COVID-19 treatment. Moving forward, we do not expect further research and development expense for clinical research into COVID-19 as we explore broader applications of our research to date. Our direct external research and development expenses consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct its research and discovery as well as for managing its preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, we do not track their costs by program.

Research and development activities have historically been central to our business model. We anticipate that our research and development expenses will increase for the foreseeable future in connection with our planned clinical development activities.

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that would be necessary to complete the preclinical and clinical development of any of our clinical assets or when, if ever, material net cash inflows may commence from any of our clinical assets. The successful development and commercialization of any of our clinical assets is highly uncertain. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of the following:

●	the scope, progress, timing, outcome and costs of any continued preclinical development activities, clinical trials and other related development activities;

●	delays, suspensions, or other setbacks or interruptions encountered, including as a result of the ongoing COVID-19 pandemic;

●	successful patient enrollment in and the initiation and completion of any clinical trials;

●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities including the U.S. Food and Drug Administration (“FDA”) and non-U.S. regulatory authorities;

●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

●	establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that us or our third-party manufacturers are able to make and scale our products successfully;

●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in Conduit’s clinical trials and for commercial launch;

●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;

●	significant and changing government regulation;

●	launching commercial sales of Conduit’s clinical assets, if and when approved, whether alone or in collaboration with others; and

●	maintaining a continued acceptable safety profile of Conduit’s clinical assets following approval, if any, of Conduit’s clinical assets.

A change in any of these variables with respect to any of Conduit’s programs would significantly change the costs, timing and viability associated with that program.

General and Administrative Expenses

General and administrative expenses consist of salaries and other related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel, and other operating costs.

We anticipate that our general and administrative expenses will increase substantially for the foreseeable future as we increase our administrative headcount to operate as a public company and as we advance clinical assets through clinical development. We also will incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the Nasdaq listing rules, additional insurance expenses, investor relations activities and other administrative and professional services. In addition, if regulatory approval is obtained for clinical assets, we expect to incur expenses associated with building a sales and marketing team.

Funding expenses

Funding expenses consist primarily of costs incurred in connection with the Company providing funding to SGSC to carry out its research and development activities. SGSC holds all licenses to conduct clinical research through third party pharmaceutical companies.

Other Income (Expenses)

Other income (expenses), net

Other income (expense), net consists of proceeds from the sale of equity securities, unrealized foreign currency transaction loss, loss on the change in fair value of convertible notes, write-off of long-term debt- related party, donations to a related party and commission on the placement of equity securities.

Interest expense, net

Interest expense, net consists primarily of interest expense on convertible loan notes and promissory notes and interest expense on deferred commissions payable to an advisor for fees related to the Merger, as well as a small amount of interest income on cash and cash equivalents held by the Company.

Results of Operations

The following table set forth our results of operations for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,
(In thousands, except share and per share amounts)	2023	2022	2023	2022
Operating expenses:
Research and development expenses	$-	$38	$-	$38
General and administrative expenses	1,069	775	4,367	1,328
Funding expenses	-	120	-	120
Total operating costs and expenses	1,069	933	4,367	1,486
Operating loss	(1,069)	(933)	(4,367)	(1,486)
Other income (expenses):
Other income (expense), net	3,102	(23)	2,145	(330)
Interest expense, net	(47)	-	(92)	-
Total other (expense) income, net	3,055	(23)	2,053	(330)
Net income (loss)	$1,986	$(956)	$(2,314)	$(1,816)

Comparison of the Three Months Ended September 30, 2023 and 2022

Research and development expenses

	Three Months ended September 30,		Change
(Dollar amounts in thousands)	2023	2022	Amount	%
Research and development expenses	$-	$38	$(38)	100%

Research and development expenses decreased by $38 thousand, or 100%, to nil for the three months ended September 30, 2023, as compared to $38 thousand for the three months ended September 30, 2022. The decrease was primarily due to expenses incurred for clinical research into COVID-19 treatment during the three months ended September 30, 2022, that did not occur during the three months ended September 30, 2023.

General and administrative expenses

	Three Months ended September 30,		Change
(Dollar amounts in thousands)	2023	2022	Amount	%
General and administrative expenses	$1,069	$775	$294	38%

General and administrative expenses increased by $0.3 million, or 38%, to $1.1 million for the three months ended September 30, 2023, as compared to $0.8 million for the three months ended September 30, 2022. The increase was primarily driven by a $0.5 million increase in listing fees, $0.2 million increase in transaction costs, a $0.1 million increase in legal fees and $0.1 million in consulting costs, partially offset by $0.6 million decrease in the allowance for loan losses that was reversed in the current period upon repayment from the related party borrower.

Funding expenses

	Three Months ended September 30,		Change
(Dollar amounts in thousands)	2023	2022	Amount	%
Funding expenses	$-	$120	$(120)	100%

Funding expenses decreased by $0.1 million, or 100%, to nil for the three months ended September 30, 2023, as compared to $0.1 million for the three months ended September 30, 2022. The decrease was primarily due to a decrease of $0.1 million in funding requirements from SGSC for research and development expenses incurred and which we agreed to fund.

Other income (expense), net

	Three Months ended September 30,		Change
(Dollar amounts in thousands)	2023	2022	Amount	%
Other income (expense), net	$3,102	$(23)	$3,125	13,587%

Other income (expense), net changed by $3.1 million, or 13,587%, to $3.1 million of income for the three months ended September 30, 2023, as compared to $23 thousand of net expense for the three months ended September 30, 2022. The change was primarily driven by other income in 2023 from a $1.0 million gain on the change in fair value of the Cizzle options, a $0.7 million gain on the change in fair value of the Vela options, a $1.5 million gain on the derecognition of Cizzle deferred revenue upon exercise and a $0.1 million gain on warrant remeasurement. This change in other income in for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was partially offset by a $0.1 million loss on convertible notes. No other driver of the increase was individually significant.

For further details refer to Note 16 – Other income (expense), net in the unaudited financial statements as of September 30, 2023 and September 30, 2022 included elsewhere in this Report.

Interest expense, net

	Three Months ended September 30,		Change
(Dollar amounts in thousands)	2023	2022	Amount	%
Interest expense, net	$(47)	$-	$(47)	nm*

*Percentage changes denoted with an “nm” represent percent changes that are not meaningful.

Interest expense, net changed by $47 thousand from nil for the three months ended September 30, 2022 to an expense of $47 thousand for the three months ended September 30, 2023. The change was driven by $8 thousand of interest expense during the period ended September 30, 2023 for interest on the deferred commission payable to an advisor for fees related to the Merger and $41 thousand of interest expense for interest on convertible notes for the three months ended September 30, 2023. These expenses were partially offset by $2 thousand in interest income from cash and cash equivalents held by the Company.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Research and development expenses

	Nine Months ended September 30,		Change
(Dollar amounts in thousands)	2023	2022	Amount	%
Research and development expenses	$-	$38	$(38)	100%

Research and development expenses decreased by $38 thousand, or 100%, to nil for the nine months ended September 30, 2023, as compared to $38 thousand for the nine months ended September 30, 2022. The decrease was primarily due to expenses incurred for clinical research into COVID-19 treatment during the nine months ended September 30, 2022 that did not occur during the nine months ended September 30, 2023.

General and administrative expenses

	Nine Months ended September 30,		Change
(Dollar amounts in thousands)	2023	2022	Amount	%
General and administrative expenses	$4,367	$1,328	$3,039	229%

General and administrative expenses increased by $3.1 million, or 229%, to $4.4 million for the nine months ended September 30, 2023, as compared to $1.3 million for the nine months ended September 30, 2022. The increase was primarily driven by a $2.0 million increase in listing fees, a $0.3 million increase in directors fees, a $0.3 million increase in audit and accountancy fees, a $0.3 million increase in travel expenses, a $0.1 million increase in consulting fees, a $0.2 million increase in legal fees and expenses and $0.1 million of transfer agent fees in 2023. These increases were partially offset by a $0.2 million decrease in the allowance for loan losses that was reversed in the current period upon repayment from the related party borrower.

Funding expenses

	Nine Months ended September 30,		Change
(Dollar amounts in thousands)	2023	2022	Amount	%
Funding expenses	$-	$120	$(120)	100%

Funding expenses decreased by $0.1 million, or 100%, to nil for the nine months ended September 30, 2023, as compared to $0.1 million for the nine months ended September 30, 2022. The decrease was primarily due to a decrease of $0.1 million in funding requirements from SGSC for research and development expenses incurred and which we agreed to fund.

Other income (expense), net

	Nine Months ended September 30,		Change
(Dollar amounts in thousands)	2023	2022	Amount	%
Other income (expense), net	$2,145	$(330)	$2,475	750%

Other income (expense), net changed by $2.4 million, or 750%, to other income of $2.1 million for the nine months ended September 30, 2023, as compared to other expense, net of $0.3 million for the nine months ended September 30, 2022. The change was primarily driven by a $1.5 million gain on derecognition of deferred revenue upon exercise of the Cizzle option in 2023, a $1.5 million gain on the change in fair value of the Cizzle option, a $0.7 million gain on the change in the fair value of the Vela option and a $0.1 million gain on warrant remeasurement. The increases to other income in 2023 were partially offset by a $1.0 million loss on issuance of the Cizzle option in 2023, and a $0.4 million loss on the change in fair value of convertible notes payable in 2023.

For further details refer to Note 16 – Other income (expense), net in the unaudited financial statements as of September 30, 2023 and September 30, 2022 included elsewhere in this Report.

Interest expense, net

	Nine Months ended September 30,		Change
(Dollar amounts in thousands)	2023	2022	Amount	%
Interest expense, net	$(92)	$-	$(92)	nm*

*Percentage changes denoted with an “nm” represent percent changes that are not meaningful.

Interest expense, net changed by $0.1 million from nil for the nine months ended September 30, 2022 to an expense of $0.1 million for the nine months ended September 30, 2023. The change was driven by $0.1 million increase in interest expense on convertible promissory notes for the nine months ended September 30, 2023 that was not issued until the first quarter of 2023.

Liquidity and Capital Resources

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Since our inception, and in line with our growth strategy, we have prepared our financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations. To date, our primary sources of capital have been through private placements of equity securities and convertible debt as well as PIPE financing as a result of the Merger. During the nine months ended September 30, 2023 and 2022, we had net losses of $2.3 million and $1.8 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing.

Sources and Uses of Liquidity

Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from commercialization of our product, we expect to finance our cash needs for ongoing research and development and business operations through public or private equity or debt financings or other capital sources, including strategic partnerships. However, we may be unable to raise additional funds or enter into such other arrangements, when needed, on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce research and development efforts. While the Company believes in the viability of its ability to raise additional funds, there can be no assurances to that effect. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date the financial statements are issued. These financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash Requirements

Our material cash requirements include the following contractual and other obligations.

Promissory Convertible Note

In March 2023, we issued an aggregate principal amount of $0.8 million convertible promissory note payable to an investor.

The promissory convertible note matures and is payable in full 18 months from the date of the note. The note carries 20% interest and is payable every six (6) months from the date of the note until the maturity date. The note is subject to conversion of MURF common stock upon consummation of the Merger prior to the maturity date.

Loans Payable

In May 2022, we entered into two loan agreements, with an aggregate principal amount of $0.2 million, with two lenders.

The loans payable mature and is payable in full two years from the date of the agreement and bear no interest.

For additional information regarding our convertible promissory note, see Notes 7 of the note to the unaudited financial statements.

Capital Expenditures

We currently anticipate that cash required for capital expenditures for the next 12 months is approximately $9.7 million, which includes accrued expenses and other current liabilities of $2.8 million, a convertible promissory note, if not converted prior to maturity, of $0.8 million, income taxes payable of $0.1 million and a note payable of $0.2 million that matures within the next 12 months. We do not anticipate being able to fund required capital expenditures for the next 12 months with cash and cash equivalents on hand as we have a history of limited cash on hand. Management believes that we will be able to fund cash required for the next 12 months through the issuance of existing convertible loan note instruments and the issuance of new convertible loan note instruments. We have historically been able to access funds through the issuance of our convertible notes and believe we can continue to obtain funding through these debt financing agreements as needed to meet cash requirements for the next 12 months.

Cash Flows

The following table set forth our cash flows for the period indicated (in thousands):

	Nine Months ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating Activities	$(2,922)	$(1,386)
Investing Activities	228	(129)
Financing Activities	11,343	1,515
Effect of exchange rate changes on cash and cash equivalents	(5)	-
Net (decrease) increase in cash and cash equivalents	$8,644	$-

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $2.9 million, resulting primarily from a net loss of $2.3 million, adjusted for non-cash items including a $1.5 million reduction of deferred income upon exercise of the Cizzle option, a $2.0 million gain on the change in fair value of the Vela and Cizzle options, a $0.2 million change from the reversal of a reserve for an uncollectible loan that was repaid in September 2023 and a $0.1 million gain on warrant remeasurement, partially offset by a $1.7 million cash inflow from net changes from operating assets and liabilities, a $1.0 million loss on issuance of the Vela option, a $0.4 million loss on change in fair value of convertible notes and a $0.1 million increase in interest expense on a convertible promissory note. The $1.7 million cash inflow from operating assets and liabilities is primarily due to a $1.6 cash inflow from accrued expense and other current liabilities due to differences in the timing of disbursements and a $0.1 million cash inflow from prepaid expenses due to differences in timing of prepayments.

Net cash used in operating activities for the nine months ended September 30, 2022 was $1.4 million, resulting primarily from a net loss of $1.8 million, adjusted for non-cash charges of $0.1 million for a loss on the change in fair value of convertible notes payable, a $0.2 million loss on the change in fair value of the Cizzle option and a cash inflow of $0.1 million from accrued expenses and other current liabilities due to differences in the timing of disbursements.

Cash Flows (Used) Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $0.2 million, resulting from $0.6 million in proceeds from repayment on a related party loan, partially offset by $0.4 million for the issuance of a related party loan.

Net cash used in investing activities for the nine months ended September 30, 2022 was $0.1 million resulting from the issuance of a loan to a related party of $0.1 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $11.3 million, resulting from the proceeds from the Merger and related PIPE financing, net of transaction costs of $8.5 million, $2.3 million from issuance of convertible notes payable, $0.1 million capital contribution from a related party and proceeds from issuance of option of $0.5 million, partially offset by $0.1 million of interest paid on the convertible promissory note.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $1.5 million, resulting from the sale of equity securities of $0.8 million, $0.5 million from the issuance of convertible notes payable and proceeds from the issuance of notes payable of $0.2 million.

Contractual Obligations and Other Commitments

As of September 30, 2023, we had no non-cancellable commitments for the purchase of clinical materials, contract manufacturing, maintenance and committed funding which we expect to pay within one year.

Critical Accounting Policies and Significant Judgments

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends and the assessment of the probable future outcome. Subjective and significant estimates include, but are not limited to, research and development accruals. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial statements and operating performance. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the statements of operations and comprehensive income (loss) in the period that they are determined.

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, refer to Note 1 “Nature of the Business and Basis of Presentation and Summary of Significant Accounting Policies” to our financial statements included elsewhere in this Report.

Fair Value Measurements

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. In determining fair value, the Company used various valuation approaches. A fair value hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.

Unobservable inputs reflect the Company’s assumption about the inputs that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels, based on the inputs, as follows:

●	Level 1—Valuations based on quoted prices for identical instruments in active markets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.
●	Level 2— Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for either similar instruments in active markets, identical or similar instruments in markets that are not active, or model-derived valuations whose inputs or significant value drivers are observable or can be corroborated by observable market data.
●	Level 3—Valuations based on inputs that are unobservable. These valuations require significant judgment.

The Company’s Level 1 assets consist of cash and cash equivalents in the accompanying balance sheets and the value of accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities.

As of September 30, 2023, the Company has two financial liabilities, an option liability for which the fair value is determined based on Level 3 inputs as such inputs are not readily observable, and a warrant liability for which the fair value is determined based on Level 2 inputs as such inputs are based on observable inputs other than quoted prices. See Note 4 and Note 6 for further information on the Company’s financial liabilities carried at fair value.

Investments in Equity Securities

Investments in the equity securities that have a readily determinable fair value are reported at fair value. Changes in fair value between accounting periods are recorded in other income (expense), net, in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Realized gains or losses upon sale are recorded in other income (expense), net, in the unaudited condensed consolidated statements of operations and comprehensive income (loss). We assess the fair value of our equity securities periodically, a large fluctuation in the fair value of the shares may lead to a material adjustment of our investment in equity securities. We did not hold any available for sale or trading securities as of September 30, 2023 or December 31, 2022.

Vela Option Agreement

We account for the Vela option at fair value in order to measure the liability at an amount that more accurately reflects the current economic environment in which we operate. We recorded the convertible notes at fair value with changes in fair value recorded in earnings at each reporting period through settlement. The significant assumptions used to estimate the fair value of the option liability involved inherent uncertainties and the application of significant judgment and included the time to maturity and the underlying asset price based on the probability of the Covid Asset successfully moving from Phase I to Phase II. The sensitivity of these inputs to the fair value of the convertible notes is assessed on a periodic basis.

The fair value of the option liability was estimated using the Monte Carlo Simulation Model, where the value of the Vela option was estimated based on an analysis of five inputs. Valuation models require the input of highly subjective assumptions, including the expected volatility of the underlying asset as well as the expected share price of the Company at the reporting date. If any of the assumptions used in the Monte Carlo Simulation Model changes significantly, the option liability may differ materially from that recorded in the current period.

Cizzle Option Agreement

We account for the Cizzle option at fair value in order to measure the liability at an amount that more accurately reflects the current economic environment in which we operate. We recorded the convertible notes at fair value with changes in fair value recorded in earnings at each reporting period through settlement. The significant assumptions used to estimate the fair value of the option liability involved inherent uncertainties and the application of significant judgment and included the time to maturity and the underlying asset price based on the probability of the Covid Asset successfully moving from Phase I to Phase II. The sensitivity of these inputs to the fair value of the convertible notes is assessed on a periodic basis.

The fair value of the option liability was estimated using the Black-Scholes-Merton Model, where the value of the Cizzle option was estimated based on an analysis of six inputs. Valuation models require the input of highly subjective assumptions, including the expected volatility of the underlying asset. If any of the assumptions used in the Black-Scholes-Merton Model changes significantly, the option liability may differ materially from that recorded in the current period.

Fair Value Option for Convertible Notes

We elected to account for our convertible notes at fair value in order to measure those liabilities at amounts that more accurately reflect the current economic environment in which we operate. We recorded the convertible notes at fair value with changes in fair value recorded in earnings at each reporting period through settlement. The fair value of the convertible notes was determined using a probability-weighted income approach as the convertible notes contained various settlement outcomes. The significant assumptions used to estimate the fair value of the convertible notes involved inherent uncertainties and the application of significant judgment, and included the time to maturity and the probability of the various settlement outcomes. The sensitivity of these inputs to the fair value of the convertible notes is assessed on a periodic basis.

Fair values of the derivative liabilities related to the convertible notes were estimated using a probability-weighted expected return method, where the values of various instruments were estimated based on an analysis of future values of our business, assuming various future outcomes. The resulting instruments’ values were based upon the probability-weighted present value of expected future investment returns, considering each of the possible future outcomes available to us, as well as the economic benefits attributable to each class of instruments. The expected future investment returns were estimated using a variety of methodologies, including both the market approach and the income approach, where an observable quoted market does not exist, and were generally classified as Level 3. Such methodologies included reviewing values ascribed to our most recent financing, comparing the subject instrument with similar instruments of publicly traded companies in similar lines of business, and reviewing our underlying financial performance and subject instrument, including estimating discounted cash flows. If any of the assumptions used in the probability-weighted expected return method changes significantly, the convertible notes may differ materially from that recorded in the current period.

Foreign Currency Translation

Monetary assets and liabilities in the Company’s functional currency, the British pound, are re-measured into the reporting currency at the rates of exchange prevailing at the reporting date. Income and expense transactions in the functional currency are re-measured into the reporting currency at the average exchange rate prevailing during the reporting period. Non-monetary items in functional currency are re-measured into the reporting currency at the historical exchange rate (i.e., the rate of exchange at the date of the transaction). The gains or losses resulting from foreign currency translation are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 1 - Nature of the Business and Basis of Presentation and Summary of Significant Accounting Policies to our financial statements included elsewhere in this Report.

Qualitative and quantitative disclosures about market risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2023, we had $8.6 million in cash on the balance sheet. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the low interest rates available on cash investments and the amount of cash as of September 30, 2023, we believe an immediate 10% change in interest rates would not have a material effect on our operating results until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We are currently exposed to market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located primarily in the United Kingdom and may be subject to fluctuations in foreign currency rates. We may enter into additional contracts with vendors located outside the United States in the future, which may increase our foreign currency exchange risk. We do not believe that foreign currency risk had a material effect on our business, financial condition, or results of operations during the periods presented.

We do not believe that inflation had a significant impact on our results of operations for any periods presented in our financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, financial condition and results of operations.

Emerging Growth Company Status and Smaller Reporting Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that: (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Upon closing of the Merger, the surviving company remained an emerging growth company, as defined by the Jumpstart Our Business Startups act of 2012, until the earliest of (i) the last day of the combined entity’s first fiscal year following the fifth anniversary of the completion of MURF’s initial public offering, (ii) the last day of the fiscal year in which the combined entity has total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which the combined entity is deemed to be a large accelerated filer, which means the market value of the combined entity’s common stock that is held by non-affiliates exceeds $700.0 million as of the prior December 31st or (iv) the date on which the combined entity has issued more than $1.0 billion in non-convertible debt securities during the prior three year period.

In addition, Conduit is a smaller reporting company as defined in the Exchange Act. The Company may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) Conduit’s voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) Conduit’s annual revenue is less than $100.0 million during the most recently completed fiscal year and its voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of its second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2023, we had cash of approximately [$___] million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the low interest rates available on cash investments and the immaterial amount of cash as of September 30, 2023, we believe an immediate 10% change in interest rates would not have a material effect on our operating results until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We are currently exposed to market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located primarily in the United Kingdom and may be subject to fluctuations in foreign currency rates. We may enter into additional contracts with vendors located outside the United States in the future, which may increase our foreign currency exchange risk. We do not believe that foreign currency risk had a material effect on our business, financial condition, or results of operations during the periods presented.

We do not believe that inflation had a significant impact on our results of operations for any periods presented in our financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Material Weaknesses in Internal Control Over Financial Reporting

•	There is limited segregation of duties; specifically, the Company did not have adequate internal personnel in the financial accounting and reporting department.
•	The Company lacked a formal process for review and approval of the Company’s financial statements.
•	The Company did not design adequate and appropriate internal controls, including monitoring controls, to review and evaluate the accounting implications of all material transactions that occurred in the period.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, due to material weaknesses present as of the end of the fiscal quarter ended September 30, 2023.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2023, the Company completed the Merger with MURF, as discussed in Note 3 to the unaudited condensed consolidated financial statements. In connection with the Merger, the Company hired a chief financial officer, chief accounting officer and additional accounting staff. The Company also implemented segregation of duties with regards to accounting, processing of payments, and access to Company funds. The Company also reconstituted its Board of Directors, to have a majority of Independent Directors, including a fully independent Audit Committee. Finally, the Company now has internal resources to adequately review and approve financial statements. As such, the Company believes the addition of aforementioned employees and improved processes resulted in the beginning of significant changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023, covered by this Quarterly Report on Form 10-Q and are reasonably likely to materially affect, our internal control over financial reporting. However, the Company expects the aforementioned material weaknesses previously regarding segregation of duties, review and approval of financial statements, and monitoring controls identified are likely to be remedied only by the end of the Company’s annual reporting period, or December 31, 2023.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as set forth below, we are not currently party to or aware of being subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business, which could have a material adverse effect on our business, financial condition, or results of operations. Regardless of outcome, litigation could impact our business due to defense and settlement costs, diversion of management resources and other factors.

In August 2023, prior to the Merger, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited, received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. Conduit rejected and disputes the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the completion of the Merger, to be issued 6.5 million shares of common stock. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, defense legal cost and the diversion of the attention of our management.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Current Report on Form 8 K/A dated September 22, 2023, filed with the SEC on October 5, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

All items required to be disclosed have been previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger Agreement dated as of November 8, 2022, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-1 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).
2.2	Amendment to Agreement and Plan of Merger dated as of January 27, 2023, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-2 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).
2.3	Second Amendment to Agreement and Plan of Merger dated as of May 11, 2023, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-3 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2023, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 29, 2023, and incorporated herein by reference).
10.1	Form of Subscription Agreement between Murphy Canyon Acquisition Corp. and the investor named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2023, and incorporated herein by reference).
10.2	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2023, and incorporated herein by reference).
10.3	Form of Indemnity Agreement between Conduit Pharmaceuticals Inc. and its Directors and Executive Officers (filed as Exhibit 10.9 to the Registrant’s Amendment to Current Report on Form 8-K filed on October 5, 2023, and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1§	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2§	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
§	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONDUIT PHARMACEUTICALS INC

November 20, 2023	By:	/s/ Dr. David Tapolczay
	Name:	Dr. David Tapolczay
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 20, 2023	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

