Form 10-Q/A
period 2023-09-30
CONDUIT PHARMACEUTICALS INC.
filed 2023-11-21
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Conduit Pharmaceuticals, Inc., for the period ended September 30, 2023, filed with the Securities and Exchange Commission on November 20, 2020 (the “Form 10-Q”), is to correct a typographical error on the subtotal for current liabilities on the balance sheet as of December 31, 2022.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

CONDUIT PHARMACEUTICALS INC.

Form 10-Q/A

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A (this “Quarterly Report”) for the quarterly period ended September 30, 2023 contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. This includes, without limitation, statements regarding the financial position and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this prospectus, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors,” those described in our Annual Report on Form 10-K for the year ended December 31, 2022, under “Item 1A. Risk Factors,” and those described in our proxy statement/prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 11, 2023. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(In thousands, except share and per share amounts)	September 30, 2023 (unaudited)	December 31, 2022 (audited)
ASSETS
Current assets
Cash and cash equivalents	$8,644	$-
Prepaid expenses and other current assets	1,799	-
Total current assets	10,443	-
Intangible assets - research and development	5	5
Deposits and other long-term assets	1,570	-
Total assets	$12,018	$5
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$35	$-
Accrued expenses and other current liabilities	1,197	-
Accrued professional fees	1,615	2,246
Accrued payroll and other current liabilities	33	338
Option liability, current portion	742	-
Convertible promissory note payable	804	-
Notes payable, current portion	177	-
Total current liabilities	4,603	2,584
Convertible notes payable, carried at fair value	-	1,835
Liability related to the sale of future revenue	2,665	4,083
Notes payable	-	175
Option liability	-	1,417
Derivative warrant liability	92	-
Deferred commission payable	5,739	-
Total liabilities	13,099	10,094

Stockholders’ deficit
Common stock*, par value $0.0001; 250,000,000 shares and 400,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively, 72,813,776 shares and 64,626,430 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	7	6
Preferred stock, par value $0.0001; 1,000,000 shares and nil shares authorized at September 30, 2023 and December 31, 2022, respectively; nil shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Additional paid-in capital	11,351	-
Accumulated deficit	(13,078)	(10,770)
Accumulated other comprehensive income	639	675
Total stockholders’ deficit	(1,081)	(10,089)
Total liabilities and stockholders’ deficit	$12,018	$5

*	Shares of legacy common stock have been retroactively restated to give effect to the Merger.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q/A (this “Quarterly Report”) as well as Conduit’s audited financial statements included in the final prospectus and definitive proxy statement, dated August 11, 2023 (the “Proxy Statement/Prospectus”), and filed with the SEC. In addition, you should refer to our audited consolidated financial statements and the related notes for the year ended December 31, 2022 and the section entitled “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in the Company’s Registration Statement on Form S-1 filed with the SEC on October 17, 2023. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk factors” or in other parts of this report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2023, the Company completed the Merger with MURF, as discussed in Note 3 to the unaudited condensed consolidated financial statements. In connection with the Merger, the Company hired a chief financial officer, chief accounting officer and additional accounting staff. The Company also implemented segregation of duties with regards to accounting, processing of payments, and access to Company funds. The Company also reconstituted its Board of Directors, to have a majority of Independent Directors, including a fully independent Audit Committee. Finally, the Company now has internal resources to adequately review and approve financial statements. As such, the Company believes the addition of aforementioned employees and improved processes resulted in the beginning of significant changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023, covered by this Quarterly Report on Form 10-Q/A and are reasonably likely to materially affect, our internal control over financial reporting. However, the Company expects the aforementioned material weaknesses previously regarding segregation of duties, review and approval of financial statements, and monitoring controls identified are likely to be remedied only by the end of the Company’s annual reporting period, or December 31, 2023.

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

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

