Form 10-K
period 2023-12-31
CONDUIT PHARMACEUTICALS INC.
filed 2024-04-16
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code:

760-471-8536

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 16, 2024, there were there were 73,829,536 shares of common stock, $0.0001 par value, of the Company issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $23,222,860 based upon the closing price reported for such date on The Nasdaq Global Market.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and the information incorporated herein by reference contain forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. This includes, without limitation, statements regarding the financial position and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report and in any document incorporated by reference in this Annual Report may include, for example, statements about:

●	the occurrence of any event, change or other circumstances, including the outcome of any legal proceedings that may be instituted against us;

●	the ability to maintain the listing of our securities on The Nasdaq Global Market and The Nasdaq Capital Market of The Nasdaq Stock Market LLC (“Nasdaq”), and the potential liquidity and trading of our securities;

●	the risk of disruption to our current plans and operations;

●	the ability to recognize the anticipated benefits of our business and the business combination completed in September 2023 (the “Business Combination”), which may be affected by, among other things, competition and the ability to grow, manage growth profitably, and retain key employees;

●	costs related to our business;

●	changes in applicable laws or regulations;

●	our ability to meet future capital requirements to fund our operations, which may involve debt and/or equity financing, and to obtain such debt and/or equity financing on favorable terms, and our sources and uses of cash;

●	our ability to execute our plans to develop and commercialize our current clinical assets, as well as any future clinical assets that we license, and the timing of any such commercialization;

●	our ability to maintain existing license agreements;

●	our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	our ability to achieve and maintain profitability in the future;

●	our financial performance; and

●	other factors disclosed under the section entitled “Risk Factors” in this Annual Report.

These forward-looking statements are based on information available as of the date of this Annual Report and current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

ii

TRADEMARKS

This document contains references to trademarks and service marks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of it by, any other companies.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks that could adversely affect our business, financial condition, operating results, cash flows and/or stock price. Discussion of the risks listed below, and other risks that we face, are discussed in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report.

Risks Related to Our Business and Industry

●	Our business is dependent on the successful development, regulatory approval, and commercialization of our clinical assets, in particular a glucokinase activator which we believe is active in a range of autoimmune diseases, which we refer to as AZD1656, and a potent, irreversible inhibitor of human Myeloperoxidase that has the potential to treat idiopathic male infertility, which we refer to as AZD5904.

●	Preclinical drug development for our clinical assets is expensive, time-consuming, and uncertain. Our preclinical trials may fail to adequately demonstrate pharmacologic activity in therapeutic areas of interest; cause unintended short- or long-term effects in other bodily systems; or produce unexpected toxicity that may alter or risk benefit assessment.

●	It is difficult to accurately predict the time and cost of development and of subsequently obtaining regulatory approval for AZD1656 as it employs newly developed technology.

●	We may not be successful in our efforts to use and expand our research and development platform to build a pipeline of clinical assets.

●	Clinical drug development for our clinical assets is very expensive, time-consuming, difficult to design and implement, and uncertain. Our clinical trials may fail to adequately demonstrate the safety and efficacy of our clinical assets, which could prevent or delay regulatory approval and commercialization.

●	We may be unable to obtain regulatory approval for our early-stage clinical assets under applicable regulatory requirements. The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit, or deny approval of clinical assets. The delay, limitation, or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business, and our operating results.

●	We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

●	We currently rely on, and expect to continue to rely on, third-party CROs and other third parties to conduct and oversee our clinical trials and other aspects of product development. If these third parties do not meet our requirements or otherwise conduct the trials as required, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our clinical assets when expected or at all.

●	We currently rely on agreements with a related party and third parties for the purpose of licensing our clinical assets. In the near-term, we intend to rely on third parties for the licensing of clinical assets and those which may arise through future partnerships.

●

Manufacturing and supply of the APIs and other substances and materials used in our clinical assets is a complex and technically challenging undertaking, and there is potential for failure at many points in the manufacturing, testing, quality assurance, and distribution supply chain, as well as the potential for latent defects after products have been manufactured and distributed.

Risks Related to Intellectual Property

●	Failure to adequately protect our intellectual property could adversely affect our business, financial condition, and operating results.

●	We may not be able to protect our intellectual property rights throughout the world.

Risks Related to Securities Markets and Investment in Our Stock

●	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Risks Related to Finances and Capital Requirements

●	There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our commercial programs, product development efforts or other operations, all of which could have a material adverse effect on the Company and its financial results.

●	We may issue additional shares of common stock or preferred stock under an employee incentive plan, which would dilute the interest of our stockholders.

iii

PART I

Item 1. Business

Overview

On September 22, 2023, a merger transaction between Conduit Pharmaceuticals Limited (“Old Conduit”), Murphy Canyon Acquisition Corp (“MURF”) and Conduit Merger Sub, Inc., a Cayman Islands exempted company and a wholly owned subsidiary of MURF (“Merger Sub”), was completed pursuant to the Agreement and Plan of Merger, dated November 8, 2022, as amended, (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, at the closing, (i) Merger Sub merged with and into Old Conduit, with Old Conduit surviving the merger as a wholly-owned subsidiary of MURF, and (ii) MURF changed its name from Murphy Canyon Acquisition Corp. to Conduit Pharmaceuticals Inc. (hereafter referred to, collectively with is subsidiaries as “Conduit”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires). The common stock of the Company commenced trading on The Nasdaq Global Market under the symbol “CDT” on September 25, 2023, and the Company’s warrants commenced trading on The Nasdaq Capital Market under the symbol “CDTTW” on September 25, 2023.

Conduit has developed a unique business model that allows it to act as a conduit to bring clinical assets from pharmaceutical companies and develop new treatments for patients. Our novel approach addresses unmet medical needs and lengthens the intellectual property for our existing assets through cutting-edge solid-form technology and then commercializing these products with life science companies.

We are led by highly experienced pharmaceutical executives: Dr. Freda Lewis-Hall, former Chief Medical Officer of Pfizer Inc., the Chair of our Board of Directors, and Dr. David Tapolczay, former Chief Executive Officer of the United Kingdom-based medical research charity LifeArc, our Chief Executive Officer. Our management team includes active senior clinicians who have an extensive understanding of the pharmaceuticals market, which supports our strategy of developing clinical assets in a cost-efficient manner while focusing on therapeutic efficacy and patient safety.

We believe that we can leverage the capabilities of our Cambridge laboratory facility and highly experienced team of solid-form experts to extend or develop proprietary solid-form intellectual property for our existing and future clinical assets. Our own intellectual property portfolio comprises a 20-year patent pending solid-form compound, the AZD1656 Cocrystal (a HK-4 Glucokinase Activator), targeting a wide range of autoimmune diseases. Our pipeline research includes a number of compounds that serve as promising alternatives to existing clinical assets currently marketed and sold by large pharmaceutical companies, which we have identified as having an opportunity to develop further intellectual property positions through solid-form technology.

In connection with the funding and development of clinical assets, we evaluate and select the specific molecules to be developed and collaborate with external contract research organizations (“CROs”) and Key Opinion Leaders (“KOLs”) to run clinical trials that are managed, funded, and overseen by us. We intend to leverage our comprehensive clinical and scientific expertise in order to facilitate development of clinical assets through Phase II trials in an efficient manner by using CROs and third-party service providers. We will also collaborate closely with disease specific KOLs to collectively assess and determine the most appropriate indications for all our current and forthcoming assets.

We believe that successful Phase II trials of the clinical assets in our pipeline will increase the value of our assets. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful, however, following a successful Phase II clinical trial, we would look to licensing opportunities with large biotech or pharmaceutical companies, typically for up-front milestone payments and royalty income streams for the life of the asset patent. We anticipate using any future royalty income stream to develop our asset portfolio in combination with other potential sources of financing, including debt or equity financing.

Outside of our proprietary owned patented clinical assets, we have an exclusive relationship and partnership with St George Street Capital (“St George Street”), a biomedical charity based in the United Kingdom. We have the option to fund 100% of the development of clinical assets that were initially licensed to St George Street by AstraZeneca PLC (AZN.L) (“AstraZeneca”). AstraZeneca has conducted initial pre-clinical and, in some instances, clinical trials on these assets, but has decided to license them for further development. At present, the Company has not definitely determined whether to fund any of projects through St George Street, although its ability to choose to remains at the present time. Subject to the terms of the Global Funding Agreement and the project funding agreements (described in further detail below), either we or St George Street may seek funding for projects from third parties.

In addition to our patent pending solid-form compound targeting a wide range of autoimmune diseases, two assets which were licensed from AstraZeneca to St George Street that may be developed by us include AZD5904 (a Myeloperoxidase Inhibitor) targeting idiopathic male infertility and AZD1656 (a Glucokinase Activator) targeting autoimmune diseases or immunodeficient conditions including uveitis, premature labor, renal transplant rejection, and Hashimoto’s thyroiditis.

As the clinical assets have undergone initial pre-clinical and clinical testing conducted by AstraZeneca, we are able to use the safety data generated in these clinical trials to assess which clinical assets to further develop and for which indications. Through this relationship, there are considerable active pharmaceutical ingredients (“APIs”) that were manufactured by AstraZeneca in conducting its clinical trials available. As a result, Conduit does not have to develop the API, which is often a time consuming and expensive process, and the API already produced was subject to rigorous quality control measures.

Furthermore, Conduit is well positioned, and intends, to pursue additional relationships and/or partnerships with third parties for the licensing of further assets which are currently deprioritized. We plan to focus our efforts on developing clinical assets to address diseases that impact a large population where there is no present treatment or the present treatment, carries significant unwanted side effects.

Our Initial Pipeline: HK-4 Glucokinase Activator Cocrystal, AZD1656 and AZD5904

We wholly own the intellectual property and the rights to further develop the solid-form patent pending Cocrystals of AZD1656 (AZD1656 Cocrystal WO2023084313 - Patent Expires 02/09/2042) which we intend to target a wide range of autoimmune diseases.

Through our agreements, we have the exclusive rights to fund the development of clinical assets, AZD1656 and AZD5904, which are licensed to St George Street by AstraZeneca, in five indications.

AZD1656 has undergone testing in a total of 20 Phase I clinical trials and five Phase II clinical trials conducted by AstraZeneca since 2008 and 19 of which were conducted in the U.S. Additional information about those clinical trials is available at the U.S. National Library of Medicine’s website at www.clinicaltrials.gov (however, the information contained on or otherwise accessible through such website is not part of this Annual Report).

AZD5904 has undergone testing in five Phase I clinical trials conducted by AstraZeneca, one of which was conducted in the U.S. While a significant amount of clinical trial data has already been generated for both AZD1656 and AZD5904, some of this data was generated outside of the U.S. and accordingly may not be accepted by the FDA. In the event that such data is not accepted by the FDA, additional clinical trials may be required, which would result in additional costs and time to develop these clinical assets.

Asset Development

Our initial development plan is to conduct a Phase II clinical trial on the selected AZD1656 Cocrystal (which we wholly own the intellectual property rights to), that we believe has the potential to treat a wide range of autoimmune diseases. Should we choose to develop AZD1656 or AZD5904, that development would be subject to the terms of the Global Funding Agreement, described in more detail below. We anticipate developing our Initial Pipeline (which has already undergone pre-clinical and clinical trials) through the Phase II stage and then monetizing such clinical assets through a license, royalty, or other transaction at this stage. At this time, we do not expect that we will commercialize any clinical assets or seek marketing approval from the FDA (or similar organizations) as we intend to enter into agreements with third parties following Phase II clinical trials for each such clinical asset that would provide that such third party would pursue the further development, commercialization, and marketing of such assets.

To enable us to monetize our clinical assets, we, in partnership with CROs and KOLs, intend to conduct additional clinical trials on our clinical assets in order to generate clinical data to support the further development of our clinical assets beyond the Phase II stage. In the event successful clinical trial data is generated for a clinical asset with a particular indication, at that point, we will seek to enter into a license, royalty, or other transaction with a third party whereby the third party would continue to pursue the development of the clinical asset in Phase III clinical trials. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful.

We intend to use the income received from licensing clinical assets in our pipeline to fund the development of additional clinical assets, which will allow us to use the existing income stream from clinical assets that have been licensed to fund our on-going operations, including the development and commercialization of additional clinical assets, without having to rely solely on debt and/or equity financing.

Our Development Strategy

Our strategy is to generate value through the development of new medicines, or clinical assets, for patients where our research indicates that there are not effective pharmaceutical treatments available or such existing pharmaceutical treatments are not adequate due to, among other things, cost of such pharmaceuticals and side effects. We are working to develop new medicines in diseases where competitive treatments carry a high incidence of unacceptable side effects resulting in tolerability and compliance issues. We aim to extend and develop solid-form intellectual property on assets which are licensed from pharmaceutical companies or generated within our facility in Cambridge, UK. We believe that our Cambridge facility positions us at the nexus of scientific advancement, providing an environment to drive cutting-edge research and development initiatives.

There is evidence that promising solid-form candidates can supersede original pharmaceutical products. We are currently in the process of developing new solid-form intellectual property on clinical assets which we believe will serve as promising alternatives for existing products on the market. We believe that our expertise and utilization of solid-form technology can potentially enhance the efficacy, bioavailability, solubility and delivery of existing products on the market. Once a candidate has been identified and patented, we will fund and conduct clinical trials through CROs.

As previously indicated, our strategy also involves establishing strategic collaborations with globally recognized KOLs. We will collaborate closely with disease specific KOLs to collectively assess and determine the most appropriate indications for all our current and forthcoming assets. This approach ensures that the selection of indications aligns with the KOLs’ insights, in addition to our internal expertise, optimizing the development and success of Conduit’s diverse portfolio.

Our unique relationships allow us to bypass certain traditional hurdles for the development of clinical assets. Through relationships with St George Street, and we anticipate, subsequently with AstraZeneca, our Initial Pipeline has already undergone initial pre-clinical, and, in some instances, clinical testing conducted by AstraZeneca, this enables us to use the safety data generated in the prior trials in order to assess which assets to continue to develop. We regularly assess our asset portfolio to identify potential risks and take steps to mitigate those risks, such as the repurposing of assets, which reduces development costs and timelines, as the clinical asset has already undergone safety and toxicity testing in humans, as well as extending the remaining patent life by up to 20 years on all assets which are licensed.

The prior preclinical and clinical studies conducted by AstraZeneca allow us to reduce the costs, expenses, and time in the development of these assets by allowing us to continue the Phase Ib or Phase II stage, rather than the preclinical or Phase I stage, even if we are investigating the assets for a new indication. For example, if a clinical asset was subject to a Phase I trial, such clinical asset may be advanced to a Phase II trial even if the clinical asset is being investigated for a different indication. In addition, we have access to API manufactured by AstraZeneca and as a result, should we use their formulation, we do not have to develop a route of manufacture for the API, which is time consuming and expensive.

Strategic Partnerships

Global Funding Agreement – St George Street

We and St George Street entered into an Exclusive Funding Agreement on March 26, 2021 (the “Global Funding Agreement”), pursuant to which St George Street granted us the exclusive first right to provide to St George Street, or procure the provision of, all funding for the performance of a drug discovery and/or development project in consideration for a share of the net revenue in respect of such project.

We and St George Street currently have entered into five project funding agreements, which are subject to the terms of the Global Funding Agreement, to develop certain clinical assets that have been licensed to St George Street by AstraZeneca. The project funding agreements relate to:

●	AZD1656 for use in renal transplant,
●	AZD1656 for use in pre-term labor,
●	AZD1656 for use in Hashimoto’s thyroiditis,
●	AZD1656 for use in uveitis, and
●	AZD5904 for use in idiopathic male infertility.

At present, the Company has not determined whether to fund any of these projects, although its ability to choose to remains at the present time. Subject to the terms of the Global Funding Agreement and the project funding agreements, either we or St George Street may seek funding for projects from third parties.

There may be additional opportunities for us to partner with St George Street to fund the development of additional clinical assets in the future, licensed from Astra Zeneca.

Should we choose to fund these projects through St. George Street (“SGSC”), we are entitled to receive 100% of the Net Receipts (as defined in the relevant project funding agreement) under each of the project funding agreements.

Pursuant to its terms, the Global Funding Agreement remains effective in respect of each project until the expiration of the right of a party to receive a share of the Net Revenue (as defined in the Global Funding Agreement) pursuant to the Global Funding Agreement. Under certain circumstances, St George Street may terminate a project (i) in the event of a material or persistent breach of the Global Funding Agreement by us, subject to a cure period if the breach is capable of remedy, or (ii) in the event St George Street decides to cease development of a project. If an event of force majeure occurs and continues for a designated period of time, the innocent party may terminate the Global Funding Agreement after a notice period.

Either party may terminate a project if a voluntary arrangement is proposed or approved or an administration order is made, or a receiver or administrative receiver is appointed of any of the other party’s assets or undertakings or a winding-up resolution or petition is passed (otherwise than for the purpose of solvent reconstruction or amalgamation, in particular with respect to any reorganization of the structure of that party) or if any circumstances arise which entitle a court or a creditor to appoint a receiver, administrative receiver or administrator or make a winding-up order or similar or equivalent action is taken against or by that other party by reason of its insolvency or in consequence of debt. Generally, each project funding agreement may be terminated by us if at any time St George Street ceases the conduct of development or commercialization of the relevant products in accordance with the relevant development plan for a designated period of time, provided that the termination is only effective with respect to the specified project and the Global Funding Agreement continues in effect for all other projects. They may also be terminated by either party upon written notice to other party if the other party materially breaches the project funding agreement and does not fully cure the breach to the non-breaching party’s satisfaction within 90 days.

The Global Funding Agreement also contains customary representations and warranties. Each party also agreed to keep secret and confidential certain confidential information of the other party.

The foregoing summary does not purport to be a complete description of all of the provisions of the Global Funding Agreement and related project funding agreements and is qualified by reference to the full text of the Global Funding Agreement and the project funding agreements, which are filed as exhibits to this Annual Report, and which are incorporated by reference in their entirety.

License Agreement – St George Street and AstraZeneca

In August 2019, St George Street entered into a license agreement with AstraZeneca (the “AZ License Agreement”), pursuant to which AstraZeneca granted an exclusive worldwide license to St George Street, under certain AstraZeneca patents and know-how, to exploit the pharmaceutical compounds known individually and together as AZD5904 (Myeloperoxidase Inhibitor) and AZD1656 (Glucokinase Activator). The AZ License Agreement also included any additional compounds to be developed by St George Street and any product that is comprised of or contains any such licensed compound pertaining to the field of idiopathic male infertility for the licensed compound AZD5904 and in the field of renal transplant for the licensed compound for AZD1656.

Under the AZ License Agreement, for a period of 60 days following AstraZeneca’s receipt of a proof of concept study for any licensed compound, AstraZeneca retains an exclusive right of first negotiation to transfer all development, commercialization, or other ongoing planned activities related to such licensed compound, to AstraZeneca or any of its affiliates, and to undertake future exploitation of such licensed compound. Subject to the foregoing negotiation right, St George Street has the right and obligation to develop each licensed compound at its sole cost and expense in accordance with the development plan set forth in the AZ License Agreement, and the right to grant sublicenses to its affiliates and other persons with respect to each licensed compound. Any sublicense shall be consistent with, and expressly made subject and subordinate to, the terms and conditions of the AZ License Agreement, and St George Street shall cause each sublicensee to comply with the applicable terms and conditions of the AZ License Agreement. The development plan for each licensed compound shall be managed by a joint coordination committee consisting of representatives from each party to the agreement.

St George Street is required to pay AstraZeneca a share of any revenue payable to St George Street by any sublicensee according to the relevant sublicense (the “Sublicense Revenue”), which shall be calculated based on the amounts payable to St George Street by the sublicensee gross of tax, and shall include any upfront, milestone, or royalty payments payable. The percentage of Sublicense Revenue payable to AstraZeneca is 60% for Sublicense Revenue that is less than $10 million; 50% for Sublicense Revenue that is equal to or greater than $10 million but less than $15 million; and 40% for Sublicense Revenue that is equal to or greater than $15 million.

The term of the AstraZeneca License Agreement commences on the effective date of that agreement and, unless earlier terminated in accordance therewith, continues until the date of expiration of the last royalty term for the last licensed product. Following the expiration (but not earlier termination) of the royalty term for a licensed product in a country, the license grant set forth in this agreement shall become non-exclusive, fully-paid, and irrevocable for such licensed product.

The AZ Agreement is terminable by either party if the other party is in material breach of the agreement, and such breach has not cured the breach 90 days of notice (or 10 days of notice with respect to a payment breach).

AstraZeneca may immediately terminate the agreement, including the rights of any sublicensees, upon written notice if St George Street or any of its affiliates or sublicensees, anywhere in the territory, institutes, prosecutes or otherwise participates in any claim, demand, action or cause of action for declaratory relief, damages or any other remedy or for an enjoinment, injunction or any other equitable remedy alleging that any claim in an AstraZeneca patent is invalid, unenforceable or otherwise not patentable or would not be infringed by St George Street’s activities absent the rights and licenses granted under the agreement. AstraZeneca may also terminate the agreement upon 30 days’ prior written notice if St George Street ceases development of all licensed compounds and all licensed products and a licensed product is not being commercialized in the territory by or on behalf of St George Street.

St. George Street may terminate its activities under the agreement for convenience, on a project-by-project basis, upon reasonable notice to AstraZeneca. St George Street may also cease its activities under any development plan of a licensed compound if the joint commercialization committee determines that it is inappropriate to continue such plan for scientific, safety, or for ethical reasons, or that a licensed product no longer meets an unmet medical need.

In 2020, St George Street and AstraZeneca entered into an amendment to the AZ License Agreement to add Covid-19 to the field for licensed compound AZD1656. St George Street and AstraZeneca entered into a second amendment and a third amendment to the AZ License Agreement. The second amendment, dated April 9, 2020, to the AZ License Agreement added Schedule 1.36(a) to the AZ License Agreement, which describes additional terms and conditions that apply only to the parties with respect to Covid-19 for the licensed compound AZD1656. The third amendment, dated April 27, 2021, added Hashimoto’s thyroiditis, uveitis, preterm labor, and Covid-19 to the field for AZD1656 and added Schedule 1.42(a) to the AZ License Agreement, which describes additional terms and conditions that apply to the parties (i) only with respect to Hashimoto’s thyroiditis, uveitis, and preterm labor for the licensed compound AZD1656, and (ii) with respect to all other indications and Licensed Compounds (as defined in the AZ License Agreement) as set forth in the AZ License Agreement, except with respect to Covid-19 for AZD1656, for which Schedule 1.36(a) of the AZ License Agreement applies. The terms and conditions contained in the second and third amendments to the AZ License Agreement also set forth the obligations and responsibilities of the parties regarding supply of study drugs, conducting studies, and other matters.

Market Overview

Global Biotechnology Industry

The global biotechnology industry comprises a large range of companies engaged in diverse activities, such as biopharmaceutical development. The industry companies also span across a wide spectrum of operational models. Some small, dedicated biotechnology companies are research and development (“R&D”) intensive and operate primarily with venture capital, grants, initial public offerings and collaborative agreements. Conversely, large, diversified companies hold significant in-house R&D resources and well-established production, commercialization, and distribution processes.

Management believes that the global biotechnology market was valued at $1.55 trillion in 2023 and is projected to grow at a compound annual growth rate (“CAGR”) of 13.96% from 2024 to 2030. The market is driven by strong government support through initiatives aimed at the modernization of regulatory framework, improvements in approval processes and reimbursement policies, as well as standardization of clinical studies.

Global investor confidence has fallen during the period, which served to somewhat subdue revenue growth. However, global investment in R&D has grown strongly and consistently in recent years, with much of this funding funneled into medical biotechnology development, aimed at providing better care for the aging global population, thus bolstering industry revenue.

Global Pharmaceutical Industry

Over the previous five years, pharmaceutical companies have benefited from an aging population in developed economies and a growing middle class in emerging economies. Many companies have also tapped into regional demand for pharmaceuticals that may differ from developed markets and have expanded their global presence to tap into regional market needs.

Patent cliffs have continued to hamper industry revenue during the current period. When drugs lose patent exclusivity, the market is inundated with low-cost generic drugs. As manufacturers contend with more price-based competition from generics, many operators respond by lowering their R&D expenditures, which limits the industry’s drug pipelines. Additionally, many governments and health insurance organizations have reduced their drug reimbursements to control healthcare costs, such as implementing incentives for patients to use generic drugs.

Moving forward, revenue is forecast to grow an annualized 3.2% to $1.3 trillion over the next five years amid an anticipated persistence of global demand for industry products.

Our Initial Pipeline: AZD1656 and AZD5904

We wholly own the intellectual property and the rights to further develop the solid-form patent pending Cocrystals of AZD1656 (AZD1656 Cocrystal WO2023084313 - Patent Expires 02/09/2042) which we intend to target a wide range of autoimmune diseases.

In addition, we currently have the exclusive rights to develop clinical assets, AZD1656 and AZD5904, which are licensed to St George Street by AstraZeneca, in five indications.

Due to our relationship with St George Street, we intend to leverage the data generated from these historical trials in order to investigate the efficacy and safety to AZD1656 to potentially treat HT, uveitis, preterm labor, and renal transplant patients, and the efficacy and safety of AZD5904 to treat IMI. AZD1656 has undergone testing in a total of 20 Phase I clinical trials and five Phase II clinical trials conducted by AstraZeneca since 2008 and 19 of which were conducted in the U.S. Additional information about those clinical trials is available at the U.S. National Library of Medicine’s website at www.clinicaltrials.gov (however, the information contained on or otherwise accessible through such website is not part of this Annual Report). AZD5904 has undergone testing in five Phase I clinical trials conducted by AstraZeneca, one of which was conducted in the U.S. While a significant amount of clinical trial data has already been generated for both AZD1656 and AZD5904, some of this data was generated outside of the U.S. and accordingly may not be accepted by the FDA. In the event that such data is not accepted by the FDA, additional clinical trials may be required, which would result in additional costs and time to develop these clinical assets.

The table below sets forth the pre-clinical or clinical trials that have been conducted by or at the direction of AstraZeneca to date on the particular clinical asset. All of these pre-clinical or clinical trials were conducted by AstraZeneca prior to AstraZeneca entering into its license agreement with St George Street. None of the pre-clinical or clinical trials that have taken place to date were conducted by or at the direction of the Company.

Asset	Therapeutic Area	Stage of Development	Location of Trials
AZD1656	Type 2 Diabetes	Preliminary, Phase I and Phase II	United Kingdom; United States
AZD1656	Renal Transplant Patients with Type II Diabetes	Preliminary, Phase I and Phase II	United Kingdom
AZD1656	Covid-19	Preliminary, Phase I	United Kingdom
AZD5904	Idiopathic Male Infertility	Preliminary, Phase I	European Union; United States

The following table sets forth the current asset development stage for each of AZD1656 and AZD5904 for the indications noted below.

Asset	Therapeutic Area	Assets at Their Present Stage of Readiness(1)			Next Stage of Development to be Conducted by Conduit	Anticipated Exit Stage for Monetization(3)
		Phase I	Phase II	Phase III

AZD1656	Hashimoto’s Thyroiditis & Grave’s Disease				Phase II	Following completion of Phase II

AZD5904	Idiopathic Male Infertility				Phase II	Following completion of Phase II

AZD1656	Uveitis				Phase II	Following completion of Phase II

AZD1656	Preterm Labor				Phase II	Following completion of Phase II

AZD1656	Renal Transplant				Phase II	Following completion of Phase II

AZD1656	Covid-19, Long Covid				N/A(2)	N/A(2)

(1)	Indicates that the asset is considered ready for this Phase. For example, if an asset is listed under Phase II, this means that the asset has already completed Phase I trials and is therefore considered Phase II ready.

(2)	We do not intend to provide additional funding to develop AZD1656 for Covid-19. However, we are entitled to a portion of the revenues in the event that AZD1656 is further developed by St George Street (or another third party) and is monetized, whether through a sale, license agreement, or otherwise.

(3)	Reflects the stage at which we currently anticipate that we will seek to monetize such assets through a license, royalty, or other transaction with a third party, who would then seek to continue the development of such clinical asset until its potential commercialization after Phase III clinical trials were completed. There is no assurance that we will be able to monetize such assets by entering into a license, royalty, or other transaction with a third party. In addition, there is no assurance that any of the clinical assets licensed or owned by us will successfully complete Phase II or Phase III clinical trials or obtain regulatory approvals, or that such assets will be monetized or commercialized.

AZD1656 was subject to Phase I and Phase IIa clinical trials consisting of 23 studies in 526 subjects, 446 of whom were dosed with AZD1656. Other than for the intended effect of lowering glucose, there were no difference identified between the AZD1656-treated and placebo-treated subjects relating to adverse events. All of cases where low glucose levels were identified were managed by the patients and resolved. Based on these clinical trials, no safety signals were identified regarding vital signs, safety laboratory values or electrocardiogram data. No deaths occurred in any studies with healthy volunteers or patients. AZD1656 was also subject to Phase II clinical trials consisting of two studies where AZD1656 was given to patients with Type 2 Diabetes Mellitus for four months or longer. In total, there were 754 randomized patients, 516 of whom were exposed to AZD1656 (316 men and 200 women). There were no clinically important differences in the adverse effects profile between the AZD1656 treatment group and the AZD1656 placebo group and there were no deaths in either of the Phase II studies. The efficacy of AZD1656 as a potential treatment for diabetes was also assessed during the Phase II clinical trials, including whether the efficacy was statistically significant. Clinically relevant and statistically significant reductions in HbA1c were seen after four months; however, the initial improvement in glucose control deteriorated over time and the change in HbA1c levels after four months were not statistically different than the placebo. This decreasing efficacy over time was seen in both Phase II studies.

AZD5904 was subject to five Phase I clinical studies, with a total of 1181 subjects being exposed to AZD5904. Single doses of up to 1200 mg and multiple doses of up to 325 mg for up to three times per day for 21 days have been administered as an oral solution in the completed clinical studies. In addition, single doses of up to 1400 mg and multiple doses of up to 600 mg for 10 days have been administered as an “extended release” formulation. The data from these studies did not identify any expected adverse drug reactions for AZD5904 and no adverse effects were reported as related to AZD5904. In addition, the data revealed no clinically significant changes in blood pressure or pulse rate related to AZD5904 and electrocardiogram data was within the physiological range for the population studied. The effect of AZD5904 on human myeloperoxidase, which we refer to as MPO, activity was evaluated by determination in an ex vivo assay of MPO activity in plasma. The correlation between MPO activity and plasma concentrations was assessed for single and multiple doses of AZD5904. A relationship between plasma concentrations of AZD5904 and MPO activity was demonstrated, which indicates that AZD5904 may be an effective inhibitor of MPO activity in humans. However, Phase I trials do not assess statistical significance so additional Phase II trials are necessary to determine if the inhibition of MPO activity as a result of AZD5904 is statistically significant.

AZ1656 in Autoimmune Diseases

Autoimmune diseases refers to a broad group of diseases and conditions that arise from an abnormal immune response to a functioning body part. For example, autoimmune diseases may arise from an abnormal immune response of major organs (i.e., the heart, kidneys, bladder, liver, lungs, and skin), glands (i.e., the adrenal gland, pancreas, thyroid, or reproductive organs), digestive system, and tissue (i.e., blood, connective tissue, muscle, eyes, ears, or vascular system). Management believes that there are over 80 types of autoimmune diseases that have been identified, including lupus, celiac disease, multiple sclerosis, rheumatoid arthritis, psoriasis, and inflammatory bowel disease. Autoimmune diseases are often difficult to diagnose and often the cause of the disease is not known.

It is estimated by the American Autoimmune Related Diseases Association (“AARDA”) that as many as 50 million Americans are living with an autoimmune disease – at a cost of $86 billion a year and there is presently no totally effective treatment known to management. The currently available treatments for autoimmune diseases include non-steroidal anti-inflammatory drugs (“NSAIDS”) or immune suppressants. These treatments often improve the symptoms but ultimately do not cure the disease and often involve side effects.

AZD1656 is a highly specific glucokinase activator; originally developed by AstraZeneca for use in diabetes mellitus. It has now been tested in over 1,000 patients with both type I and II diabetes and no significant safety concerns have been raised. It was most recently tested in the ARCADIA Phase II trial in diabetic patients hospitalized with Covid-19 on the basis of new research into immunometabolic modulation. We believe that AZD1656 may be used to activate a patient’s own immune system in order to limit harmful inflation. We have identified several autoimmune diseases, which reflects good market potential, with a high level of need that may be treatable using AZD1656. We believe that our clinical assets have the potential to treat numerous autoimmune diseases. We intend to initially focus on the indications below in order to maximize the commercial potential of our clinical assets.

Thyroid Disease: Hashimoto’s Thyroiditis Disease

Hashimoto’s Thyroiditis (“HT”) is an autoimmune disease involving the improper functioning of the thyroid. HT is an autoimmune disease driven by T cells, which are one of the types of white blood cells, where the immune system attacks the thyroid gland.

Management believes that HT is the most prevalent autoimmune thyroid disease worldwide and anticipates that the prevalence of HT will continue to increase due to rising obesity and the rising prevalence of other autoimmune disorders that made patients more susceptible to HT.

The current treatment for HT involves hormone replacement therapy with levothyroxine. However, determining the appropriate dose for each individual is complex with the individual needing to continue hormone replacement therapy for the rest of his or her life while still suffering with some symptoms of HT. Under the current treatment, the patient is monitored by measuring Thyroid-Stimulating Hormone levels (“TSH”). In addition, this difficulty in titrating the appropriate dose of levothyroxine leads to a high burden of medical appointments and the risk of development of comorbidities, including cardiovascular disease.

Management believes that the global thyroid gland disorders treatment market was valued at $2.23 billion in 2021 and is set to grow from $2.37 billion in 2023 to $2.95 billion by 2030, at a CAGR of 3.17% during the forecast period (2023-2030).

AZD1656 was previously subject to preclinical and clinical trials, including Phase I and Phase II trials, conducted by AstraZeneca relating to its potential to treat type 2 diabetes. As of the date hereof, no preclinical or clinical trials have been conducted on the use of AZD1656 to treat HT.

We intend to conduct further trials on AZD1656 relating to HT. We plan to conduct further research on AZD1656 to investigate if AZD1656 is a treatment option for HT, including investigating any negative side effects in the use of AZD1656 as compared to the currently available treatment options for HT. We, in connection with a CRO, have prepared clinical trial protocols for the use of AZD1656 in HT in a Phase II clinical trial: a Phase II, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of AZD1656 in patients with HT with an anticipated enrollment of 200 patients.

Pharmaceutical companies typically find market entry for HT clinical assets challenging due to the manufacturing complexities and careful consideration of manufacturing product, which are usually patented or trade secrets of companies. Due to its relationship with St George Street, we have sufficient API to conduct Phase II clinical trials on AZD1656 for the treatment of HT. There can be no assurances that the clinical trials that we intend to conduct on AZD1656 to treat HT will be successful.

Uveitis

Uveitis is an autoimmune disease of the eye that refers to a number of intraocular inflammatory conditions and involves the swelling of the uvea, the colored portion of the eyes. Management believes that in the U.S. uveitis causes an estimated approximately 30,000 new cases of blindness per year and may be the third leading cause of blindness worldwide.3 Unlike other leading causes of blindness, uveitis is particularly prevalent in younger working-age people. Uveitis has a prevalence of around 40-100 per 100,000 persons, and can be subdivided into specific conditions, so it qualifies as a rare disease.4 We believe that a treatment for non-infectious uveitis would be eligible for orphan drug designation, which provides for market exclusivity of 10 years in the European Union and seven years in the United States. The global uveitis market size was valued at $456 million in 2022 and is estimated to reach $837 million by 2030, growing at a CAGR of 4.8% during the forecast period (2023-2030).

[3]	“Epidemiology of uveitis in a US population-based study,” by Marta Mora Gonzalez, Marisee Masis Solano, Travis C. Porco, Catherine E. Oldenburg, Nisha R. Acharya, Shan C. Lin, and Matilda F. Chan (Link: https://www.ncbi.nlm.nih.gov/pmc/articles/PMC5904090/)

4	“Epidemiology and risk factors in non-infectious uveitis: a systemic review,” by Katherine A. Joltikov and Anne-Marie Lobo-Chan (Link: https://www.ncbi.nlm.nih.gov/pmc/articles/PMC8461013/).

Steroids, which can cause elevated intraocular pressures and cataracts, are often used to manage uveitis. Most patients develop elevated intraocular pressures and/or cataracts after long-term treatment with steroids and may have to switch therapies or the disease may become resistant to steroid treatment. Biological drugs have been developed but these are expensive and not always effective as many patients still go blind every year.

AZD1656 was previously subject to preclinical and clinical trials, including Phase I and Phase II trials, conducted by AstraZeneca relating to its potential to treat type 2 diabetes. As of December 31, 2023, no preclinical or clinical trials have been conducted on the use of AZD1656 to treat uveitis. We, in connection with a CRO, have prepared clinical trial protocols relating to the use of AZD1656 in uveitis in a Phase II clinical trial: a Phase II, double-blind, placebo-controlled study to evaluate the efficacy and safety of ADZ1656 in patients with non-infectious uveitis with an anticipated enrollment of 120 patients. We intend to conduct further trials on AZD1656 in order to investigate if AZD1656 is an option to treat uveitis without the side effects involved in the current treatment using steroids. There can be no assurances that the clinical trials that we intend to conduct on AZD1656 to treat uveitis will be successful.

Renal Transplant Failure

Renal transplant failure occurs when a patient’s body rejects a kidney transplant and involves the gradual decrease in kidney function that starts following a kidney transplant surgery and often results in organ failure. According to the United Network for Organ Sharing, there are around 93,000 patients waiting for a kidney transplant in the U.S. The United Network for Organ Sharing reports that the prevalence of chronic kidney disease is rising due to other conditions, such as diabetes, and as a result of an aging population. The Organ Procurement & Transplantation Network reported that during 2023, over 46,000 individuals received an organ transplant and all-time volume records were set for kidney transplants of 27,329.6 Management believe that the global kidney transplant market is estimated to be valued at $5.8 billion in 2021 and is expected to register a CAGR of 4.2% through to 2033.

The current treatment for renal transplant failure involves using immunosuppressives to suppress the patient’s immune system, which has numerous side effects including high blood pressure, weight gain, diabetes, dyslipidemia and some cancers. Malignancy, which refers to uncontrolled growth and division of abnormal cells, is one of the most common causes of death in kidney transplant recipients. Immunosuppressives are a major contributing factor to malignancy.

AZD1656 was previously subject to preclinical and clinical trials, including Phase I and Phase II trials, conducted by AstraZeneca relating to its potential to impact on renal transplant patients with type 2 diabetes. We believe that AZD1656 may facilitate the immune system in tolerating or accepting the transplanted kidney. We intend to conduct Phase II studies on AZD1656 to investigate if AZD1656 decreases the rejection in kidney transplant patients. We are currently working with a CRO to prepare protocols for clinical trials to investigate the use of AZD1656 to reduce the rejection in kidney transplant patients. There can be no assurances that the clinical trials that we intend to conduct on AZD1656 to treat renal transplant patients will be successful.

Preterm Labor

Preterm labor refers to labor that begins before 37 weeks of pregnancy. Preterm labor may result in premature birth and the earlier the premature birth happens, the greater the of health risks for the baby. According to an article published in PubMed, globally, 14.84 million babies were preterm births.8 Preterm labor is a condition that may result in the death of the baby and/or the mother. There is no effective treatment for preterm labor that is known to us. Management believes that approximately 60,000 babies per year in the U.K. according to the Mums and Midwives Awareness Academy and approximately 380,000 per year in the U.S. are born preterm according to the Preeclampsia Foundation. Globally, prematurity is the leading cause of death in children under the age of five years, and preterm labor rates are increasing. For example, according to the Centers for Disease Control and Prevention, in the U.S., the preterm labor rate rose for the fifth straight year in 2019. For 2021, the preterm labor rate in the U.S. was approximately 10.5%. According to the World Health Organization, the rates of preterm labor by country range from approximately 5% to approximately 18%. Management believe that the global preterm birth prevention and management market size is estimated to stand at $1.70 billion in 2024. As both developed and developing countries embrace therapeutics for preventing and managing preterm birth, the market is expected to exceed a valuation of $4.49 billion by 2034, registering a CAGR of 10.2%. Preterm labor results in increases costs, both higher costs of labor and neonatal care, and often results in additional medical care during the child’s lifetime for those that are born prematurely. Accordingly, the reduction in preterm labor would have a significant health and economic impact.

[6]	https://optn.transplant.hrsa.gov/news/continued-increase-in-organ-donation-drives-new-records-in-2023- new-milestones-exceeded/
[8]	https://pubmed.ncbi.nlm.nih.gov/36964535/

AZD1656 was previously subject to preclinical and clinical trials, including Phase I and Phase II trials, conducted by AstraZeneca relating to its potential to treat type 2 diabetes. As of the date hereof, no preclinical or clinical trials have been conducted on the use of AZD1656 to treat preterm labor. Specially, we intend to conduct a Phase II study on the use of AZD1656 to assist in maintaining pregnancy beyond 37 weeks.

We, in connection with a CRO, have prepared clinical trial protocols relating to the use of AZD1656 in preterm labor in a Phase II clinical trial: a multicenter, randomized, double-bind, placebo-controlled Phase II clinical trial evaluating the efficacy and safety of AZD1656 in the prevent of preterm labor with an anticipated enrollment of 200 patients. In the event that AZD1656 is shown to be able to effectively treat preterm labor (of which there can be no assurance), AZD1656 could potentially maintain a pregnancy for longer, reduce the number of babies that are born prematurely and reduce the costs associated with preterm labor. There can be no assurances that the clinical trials that we intend to conduct on AZD1656 to treat preterm labor will be successful.

Most drugs for preterm labor are only used for about 24-48 hours once a woman is already in labor, so that the patients can be treated with corticosteroids to promote the functioning of the baby’s lungs. These drugs are unable to sustain a pregnancy beyond this and are not safe to be used for prolonged periods. We believe that, in the event that AZD1656 is shown to be able to effectively treat preterm labor (of which there can be no assurance), AZD1656 could potentially maintain a pregnancy for longer, reduce the number of babies that are born prematurely and reduce the costs associated with preterm labor.

AZD1656 in Infectious Diseases – Covid-19 and Long Covid

Covid-19 is a disease caused by a virus named SARS-CoV-2, which refers to severe acute respiratory syndrome coronavirus 2, and is a strain of the coronavirus, which is a respiratory illness. We continue to have an economic interest in AZD1656 for treatment of Covid-19 and have included AZD1656 for the treatment of Covid-19 in our pipeline. However, at this time, we do not intend to provide additional funding to develop AZD1656 for Covid-19. However, we are entitled to a portion of the revenues in the event that AZD1656 is further developed by St George Street or other third parties and is monetized, whether through a sale, license agreement, or otherwise. While we do not intend to further fund the research and development of the use of AZD1656 in Covid, we retain an economic interest in the clinical asset and if such asset is further developed through funding provided by other third parties, then we may be entitled to receive compensation from those development activities conducted by third parties. There can be no assurances that AZD1656 will be further developed or commercialized for the treatment of Covid-19 or Long Covid.

AZD5904 in Idiopathic Male Infertility

Idiopathic Male Infertility (“IMI”) is defined as failure of a couple to conceive after one year of regular sexual intercourse where the physical examination and endocrine laboratory testing of the male are normal, but semen analysis reveals sperm abnormalities. Approximately 15% of couples globally, or 48.5 million couples globally, are infertile and that 30% of infertility cases can be attributed solely to the female, 30% can be attributed solely to the male, 30% can be attributed to a combination of both partners, and 10% of cases have an unknown cause.8 According to the National Library of Medicine, male infertility accounts for 30% of infertility cases and its prevalence in the general population approximately ranges between 9 and 15%.9 Our management believes that male sperm counts have declined in Western men and will continue to decline due, in part, to increasing rates of diseases such as obesity and diabetes that can reduce fertility.

IMI affects families worldwide and is inherent in problems of reproduction. Currently, there are no specific treatments for male infertility, and we are not aware of any other company that is developing a treatment for male infertility. There are no approved pharmacotherapies for idiopathic male infertility. Lifestyle medicine and unproven supplements are often used. Intracytoplasmic sperm injection, a form of in vitro fertilization, is the only treatment currently available for male infertility. This process is not a treatment of male infertility but rather is an alternative means of fertilizing the egg. In vitro fertilization places a significant burden on the woman as it requires the induction of egg production and harvesting of eggs. In vitro fertilization is costly and time consuming and has modest success rates. Management believes that the male infertility market size is expected to grow from $3.72 billion in 2023 to $4.42 billion by 2028, at a CAGR of 3.54% during the period 2023-2028.

[8]	“A unique view on male infertility around the globe,” by Ashok Agarwal, Aditi Mulgund, Alaa Hamada, and Michelle Renee Chyatte (Link: https://www.ncbi.nlm.nih.gov/pmc/articles/PMC4424520/).

[9]	https://www.ncbi.nlm.nih.gov/pmc/articles/PMC10057583/#B1-jcm-12-02366

Damaged sperm are unable to successfully fertilize eggs due to factors including impaired motility, impaired ability to penetrate and/or DNA damaged sperm that is unable to form a viable fetus. Our development pipeline for AZD5904 includes a potent, irreversible inhibitor of human myeloperoxidase, which we refer to as MPO, that has the potential to treat idiopathic male infertility.

AZD5904 was investigated by AstraZeneca for the treatment of idiopathic male infertility in Phase I trials, which confirmed the suitability to progress to Phase II trials. While AZD5904 is Phase II ready, our management intends to conduct a Phase Ib “proof of mechanism” trial to verify AZD5904 has the intended biological effect in semen (as well as in blood) prior to commencing a Phase II trial for the use of AZD5904 to treat idiopathic male infertility. Specifically, our management intends to conduct the Phase Ib study in order to see if the trial will provide evidence that AZD5904 has its intended effect of inhibiting myeloperoxidase and reduce oxidative stress in semen. We believe that AZD5904 has the potential to be used to create a tablet that could treat IMI and would be the first drug developed to directly treat IMI. We, in connection with a CRO, have prepared clinical trial protocols relating to the use of AZD5904 to treat IMI in a Phase Ib clinical trial: a Phase Ib, randomized, double-blind, placebo-controlled, dose escalation study to evaluate the safety, tolerability and preliminary efficacy of AZD5904 in adult men with IMI with an anticipated enrollment of 60 patients, and a Phase II clinical trial: a Phase II, randomized, double-blind, placebo-controlled clinical trial to evaluate the efficacy and safety of AZD5904 in the treatment of IMI with an anticipated enrollment of 200 patients. There can be no assurances that the clinical trials that we intend to conduct on AZD5904 to treat idiopathic male infertility will be successful.

Future Clinical Assets

As part of our strategic planning process, we intend to explore the efficacy of using AZD1656 to treat other diseases. Specifically, we intend to conduct research on whether AZD1656 may be effective treating other autoimmune diseases, include systemic lupus erythematosus, ANCA vasculitis, rheumatoid arthritis, multiple sclerosis, motor neuron disease, and amyotrophic lateral sclerosis. As part of our strategic planning process, we intend to explore the efficacy of using AZD1656 to treat other diseases. We also plan to further develop the co-crystals that we own from our prior development work on AZD1656, including to research the ability of the co-crystals developed from AZD1656 to treat psoriasis, Crohn’s disease, lupus, sarcoidosis, diabetic wound healing, idiopathic pulmonary fibrosis, and nonalcoholic steatohepatitis. In addition, we currently intend to explore the use of AZD5904 for the treatment of glioma. Due to our on-going relationship with St George Street, from time to time, there may be additional clinical assets that we are able to partner with St George Street to develop. We expect to seek to develop other clinical assets and determine based on pre-clinical and clinical data which clinical assets in order to determine which assets in our pipeline to continue to develop. Accordingly, we believe that our management team will be able to effectively allocate resources to the development of clinical assets that we believe show the most promise. However, there can be no guarantee that the clinical trials conducted by us of our clinical assets will be successful. If we are unable to commercialize our clinical assets or experience significant delays in doing so, our business will be materially harmed.

Manufacturing

We do not currently own or operate any facilities to formulate, manufacture, test, store, package, or distribute any of the clinical assets that we are developing or may seek to develop and do not currently have the capabilities to conduct such activities. We currently plan to rely on third parties to manufacture, store, and test the clinical assets that we seek to develop, including material manufactured originally by AstraZeneca. We will depend on third-party suppliers and manufacturing organizations for all our required raw materials and drug substance and to formulate, manufacture, test, store, package, and distribute clinical trial quantities of clinical assets that we may seek to develop. We plan to continue to use third-party suppliers and manufacturing organizations and we anticipate expanding our network of third-party suppliers and manufacturing organizations as our operations expand.

We have internal personnel and utilize consultants with extensive technical, manufacturing, analytical, and quality experience to oversee our contract manufacturing and testing activities. Manufacturing is subject to extensive regulations that impose procedural and documentation requirements, including, but not limited to, record-keeping, manufacturing processes and controls, personnel, quality control, and quality assurance. Our systems, procedures, and contractors are required to be in compliance with these regulations and are assessed through regular monitoring and formal audits.

Research and Development

Our research and development activities have included developing co-crystals of AZD1656 to increase patent life. Some of this work was completed by third-party CROs but all intellectual property is retained by us. The successful completion of clinical trials increases the value of clinical assets and may lead to the commercialization and/or licensing of such assets to other pharmaceutical companies. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful or any assurance our co-crystal development will be successful.

We do not intend to further fund the research and development of the use of AZD1656 in Covid; however, we retain an economic interest in the clinical asset and if such asset is further developed through funding provided by other third parties, then we may be entitled to receive compensation from those development activities conducted by third parties due to its economic interest in AZD1656 in Covid.

Sales and Marketing

We do not currently have marketing, sales, or distribution capabilities. In order to commercialize any clinical asset that is approved for commercial sale, we must either develop our own sales, marketing, and distribution infrastructure or collaborate with third parties that have such commercial infrastructure and relevant marketing and sales experience. We anticipate relying on licensing, co-sale, co-promotion, and distribution agreements with strategic partners for the commercialization of our products. We do not currently anticipate that we would develop our own internal sales force organization.

Competition

We operate in the highly competitive pharmaceutical and biotechnology industry. Our competitors may include public and private companies, universities, governmental agencies, and other research organizations actively engaged in the research and development of clinical assets and biopharmaceutical products. Our competitors may have greater financial, technical, and human resources than we currently have and/or may be better equipped to develop, manufacture, and market their products. Our competitors may be developing clinical assets for products for similar indications. However, we believe that we have an unprecedented advantage in novelty. As discussed above, AZD1656 is an activator (not an inhibitor) of a metabolic process. We anticipate that the number of companies seeking to develop clinical assets, biopharmaceutical products, and therapies will continue to increase. As a result, the competition we face may also increase. However, both in the treatment of autoimmune disease and idiopathic male infertility the competition is currently expected to come in years, even if biopharmaceutical products that we develop and/or commercialize were not to compete with products of our competitors based on the product efficacy, safety, ease of use, price, demonstrated cost-effectiveness, marketing effectiveness, service, reputation, and access to technical information. However, we believe that our ability to focus on clinical assets that have been deprioritized by larger pharmaceutical companies is a competitive advantage.

Intellectual Property

We hold exclusive rights to develop AZD1656 and AZD5904 through our Global Funding Agreement with St George Street and we also own the intellectual property and the rights to further develop co-crystals resulting from our prior research and development work on AZD1656.

We currently have one pending international patent application and two pending national patent applications. Even though we have filed patent applications, there is no guarantee that the validity of the patents will be upheld if challenged by a third party, that patents will be granted on the applications filed in the respective jurisdictions, or that once granted, the patents will contain claims that encompass our commercial products. There can be no assurance that any of our intellectual property rights will afford us any protection from competition.

The following patent applications are relevant to the operation of our business:

Related Clinical Asset	Mechanism of Action	Patent Information and Number	Patent Ownership/Licensing Status; Patent Status	Jurisdictions Protected	Expiration
AZD1656	Glucokinase Activator	Composition of Matter Patent; 101901 (family number)	Licensed to St George Street Capital from AstraZeneca for use in thyroiditis, uveitis, pre-term labor, renal transplant failure. Granted and in force.	Australia, Brazil, Canada, Switzerland, China, Germany, European Procedure, Spain, France, United Kingdom, Hong Kong, India, Japan, South Korea, Mexico, Netherlands, Russian Federation, Sweden, Turkey, United States	Expires July 3, 2026.
AZD1656	Glucokinase Activator	Polymorph Patent; 103631 (family number)	Licensed to St George Street Capital from AstraZeneca for use in thyroiditis, uveitis, pre-term labor, renal transplant failure. Granted and in force.	China and United States	Expires February 2030.
AZD1656	Glucokinase Activator	Co-crystal PCT/IB2022/00075	Owned by Conduit Pharmaceuticals. Filed September 2, 2022.	Global	Filing date September 2, 2022. If granted, will expire September 2, 2042.
AZD5904	MPO Inhibitor	Idiopathic Male Infertility; AZD5904 use patent; 200644 (family number) [WO/2019/016074]	Licensed to St George Street Capital from AstraZeneca.	International Description	Expires July 12, 2038.

We have not filed any applications for trademark protection of any names or logos for products or technologies in development. We plan to seek trademark protection inside and outside of the United States where and when appropriate and if available. We intend to use these registered marks in connection with our pharmaceutical research and development, including proprietary technologies, as well as our clinical assets.

We expect to protect our products and technologies through a combination of patents, regulatory exclusivity, and potentially confidential and proprietary know-how. We intend to actively seek to obtain, where appropriate, the broadest commercially reasonable intellectual property protection possible for our clinical assets and technologies, including any future clinical assets and technologies under development, our proprietary information, and our proprietary technology through a combination of contractual arrangements and patents, in the United States and abroad. However, we cannot guarantee that patent protection will provide complete protection against competitors who seek to circumvent our patents.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state, and local level, and in other countries, extensively regulate, among other things, the research, development, clinical trials, testing, manufacture, including any manufacturing changes, authorization, pharmacovigilance, adverse event reporting, recalls, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products and clinical assets, including clinical assets such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations have no guaranteed outcomes and require the expenditure of substantial time and financial resources.

Our development plan for each of AZD1656 and AZD5904 is to conduct clinical trials and if those trials are successful, we will then seek to enter into a transaction with a third party with respect to AZD1656 orAZD5904, as applicable, for the particular indication. We do not intend to continue development of such clinical assets beyond Phase II clinical trials. Accordingly, we anticipate developing clinical assets, which we own or license from third parties, that have undergone pre-clinical and clinical trials through the Phase II stage and then monetizing such clinical assets through a license, royalty, or other transaction. We do not expect that we will commercialize any clinical assets or seek marketing approval from the FDA (or similar organizations) as we intend to enter into agreements with third parties following Phase II clinical trials for each such clinical asset that would provide that such third party would pursue the further development, commercialization, and marketing of such assets.

The following description of the process relating to obtaining regulatory approvals in the United States and in foreign countries is intended for informational purposes only as we do not expect to continue the development of any of the clinical assets beyond the Phase II stage. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful.

United States Government Regulation

In the United States, the U.S. Food and Drug Administration (“FDA”) regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending New Drug Applications (“NDAs”), withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following steps, each of which requires the expenditure of substantial time and financial resources:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with good laboratory practices (“GLPs”) and other applicable regulations;

●	submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;

●	approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;

●	performance of well-controlled human clinical trials in accordance with good clinical practices (“GCPs”), which may include placebo controls, to establish the safety and efficacy of the proposed drug product for each indication;

●	submission to the FDA of an NDA and payment of fees;

●	satisfactory completion of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (“cGMPs”) and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	satisfactory completion of audits of clinical trial sites conducted by FDA to assure compliance with GCPs and the integrity of clinical data; and

●	FDA review and approval of the NDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies to assess potential safety and efficacy. Preclinical tests intended for submission to the FDA to support the safety of a clinical asset must be conducted in compliance with GLP regulations and the U.S. Department of Agriculture’s Animal Welfare Act. A drug sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available ex-U.S. clinical data or relevant literature, among other things, to the FDA as part of an IND. Some nonclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.

Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an Institutional Review Board (“IRB”) can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug candidate has been associated with unexpected serious harm to patients.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial along with the requirement to ensure that the data and results reported from the clinical trials are credible and accurate. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the criteria for determining subject eligibility, the dosing plan, the parameters to be used in monitoring safety, the procedure for timely reporting of adverse events, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution.

Information about certain clinical trials and clinical trial results must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the Clinicaltrials.gov registry. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The government has recently begun enforcing these registration and results reporting requirements against non-compliant clinical trial sponsors.

Human clinical trials are typically conducted in at least three sequential phases and occasionally four or more, which may require repetition, or overlap or be combined:

Phase I: The drug candidate is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness. During Phase I clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase II clinical trials.

Phase II: The drug candidate is administered to a larger, but still limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to determine dosage tolerance and optimal dosage. Phase II clinical trials are typically well-controlled and closely monitored.

Phase III: The drug candidate is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product. Phase III clinical trials usually involve a larger number of participants than a Phase II clinical trial.

There is no guarantee that a clinical asset will successfully complete any such clinical trials. There is no assurance that any clinical trials on the assets owned or licensed by Conduit will be successful.

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor of such trial will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (“pre-IND meeting”), at the end of Phase II clinical trial (“EOP2” meeting) and before an NDA is submitted (“pre-NDA meeting”). Meetings at other times may also be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. For example, at an EOP2, a sponsor may discuss its Phase II clinical results and present its plans for the pivotal Phase III clinical trial(s) that it believes will support the approval of the new product. Such meetings may be conducted in person, via teleconference/videoconference or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the agency’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

Acceptance of NDAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the clinical asset for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product. The fee required for the submission and review of an application under the Prescription Drug User Fee Act (“PDUFA”) is substantial, and the sponsor of an approved application is also subject to an annual program fee assessed based on eligible prescription drug products. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations provide that the agency may refuse to file an application if the application does not include all pertinent information and data necessary for review by the FDA. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File (“RTF”) determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

Review of NDAs

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP.

Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, the NDA review process can be very lengthy, and it is not uncommon for FDA review of an application to extend beyond the PDUFA target action date. Most innovative drug products (other than biological products) obtain FDA marketing approval pursuant to an NDA submitted under Section 505(b)(1) of the FDCA, commonly referred to as a traditional or “full NDA.” In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act, informally known as the Hatch-Waxman Act, that established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs based on an innovator or “reference” product, Congress also enacted Section 505(b)(2) of the FDCA, which provides a hybrid pathway combining features of a traditional NDA and a generic drug application. Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) NDAs may provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products that would require new clinical data to demonstrate safety or effectiveness. Section 505(b)(2) permits the filing of an NDA in which the applicant relies, at least in part, on information from studies made to show whether a drug is safe or effective that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. A Section 505(b)(2) applicant may eliminate or reduce the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously approved product is scientifically appropriate. The FDA may also require companies to perform additional studies or measurements, including nonclinical and clinical studies, to support the change from the approved product. The FDA may then approve the new clinical asset for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication for which the Section 505(b)(2) NDA applicant has submitted data.

In connection with its review of an application, the FDA will typically submit information requests to the applicant and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications.

The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA. To ensure cGMP and GCP compliance by its employees and third-party contractors, an applicant may incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control. The FDA generally accepts data from foreign clinical trials in support of an NDA if the trials were conducted under an IND. If a foreign clinical trial is not conducted under an IND, the FDA nevertheless may accept the data in support of an NDA if the study was conducted in accordance with GCPs and the FDA is able to validate the data through an on-site inspection, if deemed necessary. Although the FDA generally requests that marketing applications be supported by some data from domestic clinical trials, the FDA may accept foreign data as the sole basis for marketing approval if (1) the foreign data are applicable to the United States population and United States medical practice, (2) the studies were performed by clinical investigators with recognized competence, and (3) the data may be considered valid without the need for an on-site inspection or, if the FDA considers the inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

The FDA may also refer an application, including applications for novel clinical asset which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval.

Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process or delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis or at all.

The FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”) if it determines that a REMS is necessary to ensure that the benefits of the drug product outweigh its risks and to assure the safe use of the product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS and the FDA will not approve the application without a REMS.

Decisions on NDAs

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the drug involved, on the basis of which it could fairly and responsibly be concluded by such experts that the drug will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [the FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, the FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness, and in September 2023 it issued a draft guidance that complements the 2019 draft guidance. The FDA has not yet finalized either guidance.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter (“CRL”) or an approval letter. To approve the application, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation, and a senior FDA official makes a decision.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase III clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the applicant an additional six-month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Special FDA Expedited Review Programs

The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation, and priority review designation. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast-track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides additional opportunities for interaction with the FDA’s review team and may allow for a rolling review of NDA components before the completed application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. In addition, fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process.

In addition, with the enactment of the FDA Safety and Innovation Act (“FDASIA”) in 2012, Congress created a new regulatory program for therapeutic candidates designated by FDA as “breakthrough therapies” upon a request made by the IND sponsors. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Finally, the FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an NDA for a new molecular entity from the date of filing.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, breakthrough therapy designation and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

Accelerated Approval Pathway

In addition, a product studied for its safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, meaning that it may be approved on (i) the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or (ii) on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) and that is reasonably likely to predict an effect on IMM or other clinical benefits, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on IMM or other clinical endpoints, and the drug may be subject to expedited withdrawal procedures. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a therapeutic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. All promotional materials for drug products being considered and approved under the accelerated approval program are subject to prior review by the FDA. Lawmakers, FDA officials, and other stakeholders have recently been evaluating the accelerated approval program and have proposed potential reforms to improve certain aspects. Scrutiny of the accelerated approval pathway is likely to continue and may lead to legislative and/or administrative changes in the future.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. Certain modifications to the product, including changes in indications or manufacturing processes or facilities, may require the applicant to develop additional data or conduct additional preclinical studies and clinical trials to support the submission to FDA. As previously noted, there also are continuing, annual user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to the organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and some state agencies and are subject to periodic unannounced inspections by the FDA for compliance with cGMP requirements and other laws. Changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers. Accordingly, manufacturers must continue to expend time, money, and effort in production and quality control to maintain compliance with cGMP and other aspects of quality control and quality assurance.

The FDA strictly regulates the marketing, labeling, advertising and promotion of drug products that are placed on the market. A product cannot be commercially promoted before it is approved, and approved drugs may generally be promoted only for their approved indications and for use in patient populations described in the product’s approved labeling. Promotional claims must also be consistent with the product’s FDA-approved label, including claims related to safety and effectiveness. The government closely scrutinizes the promotion of prescription drugs in specific contexts such as direct-to-consumer advertising, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences of regulatory non-compliance include, among other things:

●	restrictions on, or suspensions of, the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	interruption of production processes, including the shutdown of manufacturing facilities or production lines or the imposition of new manufacturing requirements;

●	fines, warning letters or other enforcement letters or clinical holds on post-approval clinical trials;

●	mandated modification of promotional materials and labeling and the issuance of corrective information;

●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;

●	product seizure or detention, or refusal to permit the import or export of products;

●	injunctions or the imposition of civil or criminal penalties; or

●	consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. More recently, the Drug Supply Chain Security Act (the “DSCSA”), was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that were expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, the FDA released proposed regulations in February 2022 to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a state program, each of which is mandated by the DSCSA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations will be changed or what the impact of such potential changes, if any, may be.

Regulatory Exclusivity and Approval of Follow-on Products

Hatch-Waxman Exclusivity

In addition to enacting Section 505(b)(2) of the FDCA as part of the Hatch-Waxman Amendments to the FDCA, Congress also established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they cannot include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer must rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug (“RLD”).

In order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Unlike the 505(b)(2) NDA pathway that permits a follow-on applicant to conduct and submit data from additional clinical trials or nonclinical studies in order to support the proposed change(s) to the reference product, the ANDA regulatory pathway does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data.

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

As part of the NDA review and approval process, applicants are required to list with the FDA each patent that has claims that cover the applicant’s product or method of therapeutic use. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential follow-on competitors in support of approval of an ANDA or 505(b)(2) NDA.

When an ANDA applicant submits its application to the FDA, it is required to certify to the FDA concerning any patents listed for the reference product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. Moreover, to the extent that the Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant also is required to certify to the FDA concerning any patents listed for the NDA-approved product in the Orange Book to the same extent that an ANDA applicant would.

If the follow-on applicant does not challenge the innovator’s listed patents, the FDA will not approve the ANDA or 505(b)(2) application until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the follow-on applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant.

An ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivities listed in the Orange Book for the referenced product have expired. The Hatch-Waxman Amendments to the FDCA provided a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity (“NCE”). For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA or 505(b)(2) NDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of data exclusivity if an NDA or NDA supplement includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as new indications, dosage forms, route of administration or combination of ingredients. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; rather, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving follow-on applications for drugs containing the original active ingredient.

Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA; however, an applicant submitting a traditional NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects either (i) fewer than 200,000 individuals in the United States, or (ii) more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Legislative proposals are currently being considered that would revise or revoke the second option available for a drug candidate to receive an orphan designation, the so-called “cost recovery” pathway. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use will be disclosed publicly by the FDA; the posting will also indicate whether a drug is no longer designated as an orphan drug.

More than one clinical asset may receive an orphan drug designation for the same indication, and the same clinical asset can be designated for more than one qualified orphan indication. The benefits of orphan drug designation include research and development tax credits and exemption from FDA prescription drug user fees. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process if or when an NDA for the drug candidate is filed.

If a product that has orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan product exclusivity, which means that for seven years, the FDA may not approve any other marketing applications for the same drug for the same indication, except under limited circumstances described further below. Orphan exclusivity does not block the approval of a different drug for the same rare disease or condition, nor does it block the approval of the same drug for different conditions. As a result, the FDA can still approve different drugs for use in treating the same indication or disease. Additionally, if a drug designated as an orphan product receives marketing approval for an indication broader than what was designated, it may not be entitled to orphan drug exclusivity.

Orphan exclusivity will not bar approval of another product with the same drug for the same condition under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety or a major contribution to patient care, or if the company with orphan drug exclusivity cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease or condition for which the drug was designated. The FDA is now required to publish a summary of the clinical superiority findings when a drug is eligible for orphan product exclusivity on the basis of a demonstration of clinical superiority.

Patent Term Extension

A patent claiming a prescription drug for which FDA approval is granted may be eligible for a limited patent term extension under the FDCA, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review provided that certain statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The restoration period granted on a patent covering a new FDA-regulated medical product is typically one-half the time between the date a clinical investigation on human beings is begun and the submission date of an application for premarket approval of the product, plus the time between the submission date of an application for approval of the product and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the marketing approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Other U.S. Healthcare Laws and Regulations

Manufacturing, sales, promotion, and other activities following product approval may also be subject to regulation by other regulatory authorities in the United States in addition to the FDA. Depending on the nature of the product, those authorities may include the Centers for Medicare and Medicaid Services (“CMS”), other divisions of the Department of Health and Human Services (“HHS”), the Department of Justice, the Drug Enforcement Administration, the Federal Trade Commission, the Occupational Safety and Health Administration, and state and local governments.

For example, in the United States, sales and marketing for prescription biopharmaceutical products must comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to ten years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act, or ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute and two of the five criminal healthcare fraud statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA. A person or entity no longer needs to have actual knowledge of these two provisions in the statute or specific intent to violate them; specifically with respect to the prohibition on executing or attempting to execute a scheme or artifice to defraud or to fraudulently obtain money or property of any healthcare benefit program and the prohibition on disposing of assets to enable a person to become eligible for Medicaid. Moreover, the government may now assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. There also are federal transparency requirements under the Physician Payments Sunshine Act that require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to CMS information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician healthcare practitioners and physician ownership and investment interests. Prescription drug products also must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act.

Manufacturing, sales, promotion, and other activities also are potentially subject to federal and state consumer protection and unfair competition laws. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, or the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts.

Government Regulation Outside the U.S.

In addition to regulations in the United States, we will be subject to a variety of foreign regulations that govern, among other things, clinical trials and any commercial sales and distribution of our products, if approved, either directly or through distribution partners. Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries or economic areas, such as the European Union and the United Kingdom, among other foreign countries, before we may commence clinical trials or market products in those countries or areas. The foreign regulatory approval process includes all of the risks associated with the FDA approval described above, and the time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Some foreign jurisdictions have a drug product approval process similar to that in the U.S., which requires the submission of a clinical trial application much like the IND prior to the commencement of clinical studies. In Europe, for example, a clinical trial application, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. To obtain regulatory approval of a medicinal product candidate under European Union regulatory systems, we would be required to submit a Marketing Authorisation Application, or MAA, which is similar to the NDA, except that, among other things, there are country-specific document requirements. For countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, and recently the United Kingdom, the requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary from country to country. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. Moreover, some nations may not accept clinical studies performed for U.S. approval to support approval in their countries or require that additional studies be performed on natives of their countries. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

As of January 31, 2020, the United Kingdom is no longer a member state of the European Union, and therefore a separate marketing authorization application and approval will be required to market a medicinal product in the U.K. The Medicines and Healthcare products Regulatory Agency, or the MHRA, is the U.K.’s standalone pharmaceutical regulator.

Clinical Trials and Regulation of Medicinal Products in Europe

As in the United States, medicinal products can be marketed in the European Union only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls.

Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial applications must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents. In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted and became effective on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the European Union Member States, repealing the prior Clinical Trials Directive 2001/20/EC. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on the duration of the individual clinical trial; if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials.

To obtain marketing approval of a drug in the European Union, an applicant must submit a MAA either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states, Iceland, Lichtenstein and Norway. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of certain diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the European Medicines Agency (“EMA”) is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (“CHMP”). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.

The decentralized procedure is available to applicants who wish to market a product in specific European Union member states where such product has not received marketing approval in any European Union member states before. The decentralized procedure provides for an applicant to apply to one-member state to assess the application (the reference member state) and specifically list other member states in which it wishes to obtain approval (concerned member states).

In the European Union, only products for which marketing authorizations have been granted may be promoted. A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the European Union market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

Moreover, even if authorized to be marketed in the European Union, prescription medicines may only be promoted to healthcare professionals, not the general public. All promotion should be in accordance with the particulars listed in the summary of product characteristics. Promotional materials must also comply with various laws, and codes of conduct developed by pharmaceutical industry bodies in the European Union which govern (among other things) the training of sales staff, promotional claims and their justification, comparative advertising, misleading advertising, endorsements, and (where permitted) advertising to the general public. Failure to comply with these requirements could lead to the imposition of penalties by the competent authorities of the European Union member states. The penalties could include warnings, orders to discontinue the promotion of the drug product, seizure of promotional materials, fines and possible imprisonment.

Regulation of New Drugs in the United Kingdom

The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”), with a transitional period that expired on December 31, 2020. The United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement, which went into effect on January 1, 2021. It remains to be seen how, if at all, Brexit and the Trade and Cooperation Agreement will impact regulatory requirements for product candidates and products in the United Kingdom. We are currently evaluating the potential impacts on our business of the Trade and Cooperation Agreement and guidance issued to date by the United Kingdom’s MHRA regarding the requirements for licensing and marketing medicinal products in the United Kingdom.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to such products and the approval of product candidates in the United Kingdom. Such outcomes could make it more difficult and expensive for us to do business in Europe, complicate our clinical, manufacturing and regulatory strategies and impair our ability to obtain and maintain regulatory approval for, and, if approved, commercialize, our products and product candidates in Europe.

Pharmaceutical Coverage, Pricing and Reimbursement, and Healthcare Reform

Sales of our products, if approved for marketing, will depend, in part, on the availability and extent of coverage and reimbursement by third-party payors, such as government health programs, including Medicare and Medicaid, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the price and limiting the coverage and reimbursement amounts for medical products and services. There may be significant delays in obtaining coverage and reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. It is time-consuming and expensive to seek reimbursement from third-party payors. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Accordingly, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.

In addition, the containment of healthcare costs has become a priority for federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our clinical assets or a decision by a third-party payor to not cover our clinical assets could reduce physician usage of the clinical asset and have a material adverse effect on our sales, results of operations and financial condition. Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the healthcare and pharmaceutical supply chain, an important decision that has led to further and more aggressive efforts by states in this area.

Most recently, on August 16, 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, in the European Union, the sole legal instrument at the European Union level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC (the “Price Transparency Directive”). The aim of the Price Transparency Directive is to ensure that pricing and reimbursement mechanisms established in the European Union Member States are transparent and objective, do not hinder the free movement of and trade in medicinal products in the European Union, and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in the individual European Union Member States, nor does it have any direct consequence for pricing or reimbursement levels in the individual European Union Member States. The European Union Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. A European Union Member State may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, caps and reference pricing mechanisms.

Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some European Union Member States, including France, Germany, Ireland, Italy and Sweden. The HTA process in the European Union Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of the use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual European Union Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between the European Union Member States. For example, European Union Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in countries with a developed HTA framework when adopting decisions concerning the pricing and reimbursement of a specific medicinal product.

Separately from cost containment efforts, in the United States and some foreign jurisdictions, there also have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates or restrict or regulate post-approval activities. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our current or future product candidates.

Data Privacy and the Protection of Personal Information

We are subject to laws and regulations governing data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which will continue to affect our business. In the United States, we may be subject to state security breach notification laws, state laws protecting the privacy of health and personal information and federal and state consumer protections laws that regulate the collection, use, disclosure and transmission of personal information. These laws overlap and often conflict and each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties. Our customers and research partners must comply with laws governing the privacy and security of health information, including HIPAA and state health information privacy laws. If we knowingly obtain health information that is protected under HIPAA, called “protected health information,” our customers or research collaborators may be subject to enforcement, and we may have direct liability for the unlawful receipt of protected health information or for aiding and abetting a HIPAA violation.

State laws protecting health and personal information are becoming increasingly stringent. For example, California has implemented the California Confidentiality of Medical Information Act that imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information, and California has recently adopted the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA mirrors a number of the key provisions of the EU General Data Protection Regulation (“GDPR”) described below. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Since passage of the CCPA, several other states (Connecticut, Colorado, Virginia, and Utah) have also enacted comprehensive consumer privacy laws that include key differences from California’s law, further complicating compliance by industry and other stakeholders. Other states in the U.S. are considering privacy laws similar to the CCPA.

In Europe, the GDPR went into effect in May 2018, implementing a broad data protection framework that expanded the scope of European Union data protection law, including to non- European Union entities that process, or control the processing of, personal data relating to individuals located in the European Union, including clinical trial data. The GDPR sets out a number of requirements that must be complied with when handling the personal data of European Union-based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g. access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and a new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and afforded greater protection and require additional compliance obligations. Further, European Union member states have a broad right to impose additional conditions – including restrictions – on these data categories. This is because the GDPR allows European Union member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). As the European Union states continue to reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant European Union member states’ laws and regulations, including where permitted derogations from the GDPR are introduced. We will also be subject to evolving European Union laws on data export, if we transfer data outside the European Union to ourselves or third parties outside of the European Union.

The Cayman Islands Government enacted the Data Protection Act on May 18, 2017 (as amended, the “DPA”). The DPA regulates the processing of personal data in the Cayman Islands. Under the DPA, the Company is a “data controller” and the Company’s affiliates and/or its delegates may be “data processors” (or, in some circumstances, data controllers in their own right), in respect of such personal data.

U.S. Foreign Corrupt Practices Act and Anti-bribery Regulations

In general, the Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, prohibits offering to pay, paying, promising to pay, or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business for or with, or in order to direct business to, any person. The prohibitions apply not only to payments made to “any foreign official,” but also to those made to “any foreign political party or official thereof,” to “any candidate for foreign political office” or to any person, while knowing that all or a portion of the payment will be offered, given, or promised to anyone in any of the foregoing categories. “Foreign officials” under the FCPA include officers or employees of a department, agency, or instrumentality of a foreign government. The term “instrumentality” is broad and can include state-owned or state-controlled entities. Importantly, United States authorities deem most healthcare professionals and other employees of foreign hospitals, clinics, research facilities and medical schools in countries with public healthcare and/or public education systems to be “foreign officials” under the FCPA. When we interact with foreign healthcare professionals and researchers in testing and marketing our products abroad, should any of our product candidates receive foreign regulatory approval in the future, we must have policies and procedures in place sufficient to prevent us and agents acting on our behalf from providing any bribe, gift or gratuity, including excessive or lavish meals, travel or entertainment in connection with marketing our products and services or securing required permits and approvals. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

We are also subject to U.K. Bribery Act of 2010, which prohibits both domestic and international bribery, as well as bribery across both private and public sectors. In addition, an organization that “fails to prevent bribery” committed by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. As we expand our operations, we are likely to be subject to additional laws and restrictions relating to anti-bribery.

Environmental, Health, and Safety Regulation

We are subject to numerous federal, state, and local environmental, health, and safety (“EHS”) laws and regulations relating to, among other matters, safe working conditions, product stewardship, environmental protection, and handling or disposition of products, including those governing the generation, storage, handling, use, transportation, release, and disposal of hazardous or potentially hazardous materials, medical waste, and infectious materials that may be handled by our partner research laboratories. Some of these laws and regulations also require us to obtain licenses or permits to conduct our operations. If we fail to comply with such laws or obtain and comply with the applicable permits, we could face substantial fines or possible revocation of our permits or limitations on our ability to conduct our operations. Certain of our development and manufacturing activities may involve, from time to time, use of hazardous materials, and we believe we are in compliance with the applicable environmental laws, regulations, permits, and licenses. However, we cannot ensure that EHS liabilities will not develop in the future. EHS laws and regulations are complex, change frequently and have tended to become more stringent over time. Although the costs to comply with applicable laws and regulations, have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

Employees

As of December 31, 2023, we had a total of seven full-time employees and two consultants.

We currently rely on several consultants who provide services to our Company. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good. We anticipate that the number of employees will increase as we continue to develop the assets in our pipeline and other clinical assets that we seek to develop. Additionally, we utilize and expect to continue to utilize clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, and manufacturing.

Corporate Information

We were incorporated under the name “Murphy Canyon Acquisition Corp.” in October 2021 under the laws of the State of Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We changed our name to “Conduit Pharmaceuticals Inc.” in connection with the completion of the Business Combination in September 2023.

Our principal executive offices are located at 4995 Murphy Canyon Road, Suite 300, San Diego, CA 92123. Our telephone number is +1 (760) 471-8536, and our website can be found at https://www.conduitpharma.com.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, stockholders may lose all or part of their investment. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

We have incurred significant net losses since our inception and we anticipate future losses and negative cash flow. It is uncertain if or when we will become profitable.

We have incurred net losses since our inception. Our net losses were $0.5 million for the year ended December 31, 2023 and $4.9 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $11.3 million. We do not expect to generate any significant revenues, if any, until we successfully complete adequate development of our first clinical asset. As of December 31, 2023, our clinical assets are still in development and have not been approved by the FDA or any other regulatory body.

We have not yet demonstrated our ability to generate revenue, and we may never be able to produce revenues or operate on a profitable basis. We expect to experience operating losses and negative cash flow for the foreseeable future. Even if we are able to commercialize our technology, which may include licensing, we may never recover our research and development expenses.

Our business is dependent on the successful development, regulatory approval, and commercialization of our clinical assets, in particular a glucokinase activator which we believe is active in a range of autoimmune diseases, which we refer to as AZD1656, and a potent, irreversible inhibitor of human Myeloperoxidase that has the potential to treat idiopathic male infertility, which we refer to as AZD5904.

The success of our business, including our ability to finance our operations and generate any revenue in the future, will primarily depend on the successful development, regulatory approval, and commercialization or partnering of our clinical assets. In the future, we may also become dependent on just one of our clinical assets or any future clinical assets that we may in-license, acquire, or develop. The preclinical, clinical and commercial success of our clinical assets will depend on a number of factors, including the following:

●	the ability to raise additional capital to fund our current pre clinical and clinical plans on acceptable terms, or at all;

●	the timely completion of our clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional preclinical or clinical trials beyond those planned to support the approval and commercialization of our clinical assets or any future clinical assets;

●	the acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our clinical assets by the FDA or similar foreign regulatory authorities;

●	our ability to demonstrate the safety and efficacy of our clinical assets or any future clinical assets to the satisfaction of the FDA and similar foreign regulatory authorities;

●	the prevalence, duration, and severity of potential side effects experienced in connection with our clinical assets or future approved products, if any;

●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our clinical assets or any future clinical assets or approved products, if any;

●	the ability of third parties with whom we contract to manufacture clinical trial and commercial supplies of our clinical assets or any future clinical assets, remain in good standing with regulatory agencies, and develop, validate, and maintain commercially viable manufacturing processes that are compliant with cGMP;

●	a continued acceptable safety profile during preclinical and clinical development and following approval of our clinical assets or any future clinical assets;

●	our ability to successfully commercialize our clinical assets or any future clinical assets in the U.S. and internationally, if approved for marketing, sale, and distribution in such countries and territories, whether alone or in collaboration with others;

●	the acceptance by physicians, patients, and payors of the benefits, safety, and efficacy of our clinical assets or any future clinical assets, if approved, including relative to alternative and competing treatments;

●	our ability to comply with numerous post-approval regulatory requirements;

●	our and our partners’ ability to establish and enforce intellectual property rights in and to our clinical assets or any future clinical assets;

●	our and our partners’ ability to avoid third-party patent interference or intellectual property infringement claims; and

●	our ability to in-license or acquire additional clinical assets or commercial-stage products that we believe that we can successfully develop and commercialize.

If we are unable to achieve one or more of the above factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays and increased costs or an inability to obtain regulatory approvals or commercialize our clinical assets. Even if regulatory approvals are obtained, we may never be able to successfully commercialize any of our clinical assets. Accordingly, we cannot assure investors that we will be able to generate sufficient revenue through the sale of our clinical assets or any future clinical assets to continue operations.

As a result of our limited operating history, we may not be able to correctly estimate, operating expenses, need for investment capital, or stability of operations, which could lead to cash shortfalls.

We have a limited operating history from which to evaluate our business. As a result, our historical financial data is of limited value in estimating future operating expenses. We have not obtained regulatory approvals for any of our clinical assets. Therefore, our budgeted operating expense levels are based in part on our expectations concerning the FDA approval process and expenses related to development of other clinical assets. Failing to reach our short-term developmental milestones within anticipated timelines due to delays caused by the COVID-19 pandemic, serious adverse or unacceptable side effects caused by our clinical assets, or other events, many of which may be beyond our control, may cause our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year.

Preclinical drug development for our clinical assets (AZD1656 and AZD5904) is expensive, time-consuming, and uncertain. Our preclinical trials may fail to adequately demonstrate pharmacologic activity in therapeutic areas of interest; cause unintended short- or long-term effects in other bodily systems; or produce unexpected toxicity that may alter or risk benefit assessment.

The scientific discoveries that form the basis for our efforts to generate and develop our clinical assets are relatively recent. AZD1656 is a glucokinase activator that is in a number of Phase II ready autoimmune diseases including uveitis, Hashimoto’s thyroiditis, preterm labor, and renal transplant, and the successful development of AZD1656 may require additional studies and efforts to optimize its therapeutic potential. In addition, our development pipeline includes what we believe to be a potent irreversible inhibitor of human Myeloperoxidase (MPO) that has the potential to treat idiopathic male infertility, which we refer to as AZD5904. AZD5904 may not demonstrate in patients the therapeutic properties ascribed to it in the laboratory or preclinical studies, and may interact with human biological systems in unforeseen, ineffective, or even harmful ways. If we are not able to successfully develop and commercialize our clinical assets, including AZD1656 and AZD5904, we may never become profitable and the value of our capital stock may decline.

It is difficult to predict the time and cost of development and of subsequently obtaining regulatory approval for AZD1656 as it employs newly developed technology.

AZD1656 uses a novel mechanism to reduce inflammation in many of the immune pathways. We have concentrated our research and development efforts of AZD1656 on a limited number of initial targeted disease indications for AZD1656. There can be no assurance that we will not experience problems or delays in developing our current or future indications for AZD1656 and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Moreover, AZD1656 would also represent a novel approach for the treatment of uveitis as steroids are currently the most common treatment for uveitis even though there are numerous side effects associated with the use of steroids. The clinical development of these novel technologies will require review and allowance by the FDA under an Investigational New Drug Application.

We may not be successful in our efforts to use and expand our development platform to build a pipeline of clinical assets.

A key element of our strategy is to use our experienced management and scientific team to build a pipeline of clinical assets that address a broad range of human diseases in order to treat unmet medical needs. Our current clinical assets and pipeline address the areas of autoimmune disease and idiopathic male infertility. Although our research and development efforts to date have resulted in potential clinical assets, we may not be able to continue to identify and develop additional clinical assets. Even if we are successful in continuing to build our pipeline, the potential clinical assets that we identify may not be suitable for clinical development. For example, these potential clinical assets may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize clinical assets based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position. There is no assurance that we will be successful in our preclinical and clinical development of our current or future clinical assets, and the process of obtaining regulatory approvals will, in any event, require the expenditure of substantial time and financial resources.

Clinical drug development for our clinical assets is very expensive, time-consuming, difficult to design and implement, and uncertain. Our clinical trials may fail to adequately demonstrate the safety and efficacy of our clinical assets, which could prevent or delay regulatory approval and commercialization.

Clinical drug development for our clinical assets is very expensive, time-consuming, difficult to design and implement, and its outcome is inherently uncertain. Before obtaining regulatory approval for the commercial sale of a clinical asset, we must demonstrate through clinical trials that a clinical asset is both safe and effective for use in the target indication, which is impossible to predict. Most clinical assets that commence clinical trials are never approved by regulatory authorities for commercialization. Our clinical assets are in various stages of development and a failure of one more clinical trial can occur at any stage of testing or at any time during the trial process. We expect that clinical trials for these clinical assets will continue for several years but may take significantly longer than expected to complete. Not all of our clinical assets have been tested in humans and the first use in humans may reveal unexpected effects. We have not completed all clinical trials for the approval of any of our clinical assets.

We may experience delays in ongoing and future clinical trials for our clinical assets and we do not know if future clinical trials, if any, will begin on time, need to be redesigned, enroll adequate number of patients on time or be completed on schedule, if at all. In addition, the Company, any partner with which we currently or may in the future collaborate, the FDA, an Institutional Review Board (or IRB) or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to, or terminate our clinical trials at any time, for various reasons, including:

●	discovery of safety or tolerability concerns, such as serious or unexpected toxicities or side effects or exposure to otherwise unacceptable health risks, experienced by study participants or other safety issues;

●	lack of effectiveness of any clinical asset during clinical trials or the failure of our clinical assets to meet specified endpoints;

●	slower than expected rates of subject recruitment and enrollment rates or inability to enroll a sufficient number of patients in clinical trials resulting from numerous factors, including the prevalence of other companies’ clinical trials for their clinical assets for the same indication, or clinical trials for indications for which patients do not as commonly seek treatment;

●	delays or difficulties in our clinical trials due to quarantines or other restrictions resulting from the COVID-19 pandemic or any other pandemic;

●	difficulty in retaining subjects who have initiated a clinical trial but may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process, or for any other reason;

●	difficulty in obtaining IRB approval for studies to be conducted at each clinical trial site;

●	delays in manufacturing or obtaining, or inability to manufacture or obtain, sufficient quantities of materials for use in clinical trials;

●	inadequacy of or changes in our manufacturing process or the product formulation or method of delivery;

●	changes in applicable laws, regulations, and regulatory policies;

●	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective Contract Research Organizations (which we refer to as “CROs”), clinical trial sites, and other third-party contractors;

●	inability to add a sufficient number of clinical trial sites;

●	uncertainty regarding proper formulation and dosing;

●	failure by us, our employees, our CROs or their employees, or other third-party contractors to comply with contractual and applicable regulatory requirements or to perform their services in a timely or acceptable manner;

●	failure by us, our employees, our CROs or their employees, or any partner with which we may collaborate or their employees to comply with applicable FDA or other regulatory requirements relating to the conduct of clinical trials or the handling, storage, security, and recordkeeping for drug and biologic products;

●	scheduling conflicts with participating clinicians and clinical institutions;

●	failure to design appropriate clinical trial protocols;

●	insufficient data to support regulatory approval;

●	inability or unwillingness of medical investigators to follow our clinical trial protocols; or

●	difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data.

We or any partner with which we may collaborate may suffer significant setbacks in their clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. In the event that we or our potential partners abandon or are delayed in the clinical development efforts related to our clinical assets, we may not be able to execute on our business plan effectively and our business, financial condition, operating results, and prospects would be harmed.

We may be unable to obtain regulatory approval for our early-stage clinical assets under applicable regulatory requirements. The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit, or deny approval of clinical assets. The delay, limitation, or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business, and our operating results.

We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize any of our current or future clinical assets. The research, testing, manufacturing, safety surveillance, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export, and reporting of safety and other post-market information related to our drug products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and in foreign countries, and such regulations differ from country to country. We are not permitted to market any of our current clinical assets in the U.S. until we receive approval of an NDA, Biologics License Application (a “BLA”), or other applicable regulatory filing from the FDA. We are also not permitted to market any of our current clinical assets in any foreign countries until we or our partners receive the requisite approval from the applicable regulatory authorities of such countries. To gain approval to market a new drug such as AZD1656 and AZD5904, the FDA and/or foreign regulatory authorities must receive, among other things, preclinical and clinical data that adequately demonstrate the safety, purity, potency, efficacy, and compliant manufacturing of the drug product for the intended indication applied for in a NDA, BLA, or other applicable regulatory filing. The development and approval of new drug products involves a long, expensive, and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in nonclinical development, clinical trials, including in Phase III clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in clinical trials does not ensure that later clinical trials will be successful, or that nonclinical studies will be successful. The results of clinical trials by other parties may not be indicative of the results in trials that we or our partners may conduct.

The FDA and foreign regulatory bodies have substantial discretion in the drug development and approval process, including the ability to delay, limit drug development, or limit or deny approval of clinical assets for many reasons. The FDA or the applicable foreign regulatory body may:

●	disagree with the design or implementation of one or more clinical trials;

●	not deem a clinical asset safe and effective for its proposed indication, or may deem a clinical asset’s safety or other perceived risks to outweigh its clinical or other benefits;

●	not find the data from preclinical studies and clinical trials sufficient to support approval, or the results of clinical trials may not meet the level of statistical or clinical significance required by the FDA or the applicable foreign regulatory body for approval;

●	disagree with our interpretation of data from preclinical studies or clinical trials performed by us or third parties, or with the interpretation of any partner with which we may collaborate;

●	determine the data collected from preclinical or clinical trials may not be sufficient to support the submission of an Investigational New Drug Application (“IND”) or NDA, or other applicable regulatory filing;

●	require additional preclinical studies or clinical trials;

●	identify deficiencies in the formulation, quality control, labeling, or specifications of our current or future clinical assets;

●	require clinical trials in pediatric patients in order to establish pharmacokinetics or safety for this more drug-sensitive population;

●	grant approval contingent on the performance of costly additional post-approval clinical trials;

●	approve our current or any future clinical assets for a more limited indication or a narrower patient population than we originally requested or with strong warnings that may affect marketability;

●	not approve the labeling that we believe is necessary or desirable for the successful commercialization of our clinical assets;

●	not approve of the manufacturing processes, controls, or facilities of third-party manufacturers or testing labs with which we contract;

●	consider our products a device instead of a drug requiring a different approval process and manufacturing needs;

●	consider one of our products a combination product instead of a singular drug requiring additional clinical trials or increased number of patients per study; or

●	change its approval policies or adopt new regulations in a manner rendering our clinical data or regulatory filings insufficient for approval.

Any delay, limitation, or denial in any applicable regulatory approval for any of our clinical assets would delay or adversely impact commercialization of our clinical assets and would harm our business, financial condition, operating results, and prospects.

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our commercial programs, product development efforts or other operations.

The report of our independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2023, includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of filing. Through the date of the Business Combination, Old Conduit financed its working capital requirements by raising capital through private placements of its ordinary shares and issuing of short-term and convertible notes. The Company has financed its working capital requirements since the Business Combination primarily through the PIPE Financing (the “PIPE Financing”) completed in September 2023, concurrently with the completion of the Business Combination in which the Company issued an aggregate of 2,000,000 units, with each unit consisting of one share of Company common stock together with one warrant exercisable into one share of Company common stock, at a purchase price of $10.00 per unit, for an aggregate purchase price of $20,000,000 which yielded net proceeds of $7.8 million. The Company has also received a $5 million commitment for working capital, subject to agreement and definitive documentation, from Corvus Capital, a major shareholder, and expects to use that commitment to cover its operating costs for the coming year.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our commercial programs, product development efforts or other operations. We do not expect to generate meaningful product revenues in the foreseeable future. Based on our current business plan as of the date of our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, there is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding in order to execute on our current business plans and strategy, including prior to becoming profitable.

Our efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop our products. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

Moreover, as a result of recent volatile market conditions, the cost and availability of capital has been and may continue to be adversely affected. Concern about the stability of the banking sector has generally led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. Continued turbulence in the U.S. market and economy may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs.

If we are unable to obtain funding on a timely basis, or if revenues from collaboration arrangements are less than we have projected, we may be required to further revise our business plan and strategy, which may result in us significantly curtailing, delaying or discontinuing one or more of our research or development programs or may result in our being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition and results of operations could be materially affected.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remedy these weaknesses or maintain an effective system of internal controls, then our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected. We may identify additional material weaknesses in our internal controls over financing reporting which we may not be able to remedy in a timely manner.

In connection with the preparation and audit of the financial statements as of and for the fiscal years ended December 31, 2023 and 2022, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses primarily relate to the following matters that are relevant to the preparation of our financial statements:

●	We have limited segregation of duties. For the periods under audit, Old Conduit did not have any internal personnel in the financial accounting and reporting department, instead relied upon third party consultants to perform these activities.

●	We lack a formal process for review and approval of financial statements. For the periods under audit, especially prior to the business combination, numerous, recurring errors in account balances and disclosures were detected in the financial statements that resulted in a reasonable possibility that a material misstatement would not have been detected on a timely basis.

●	We did not design adequate and appropriate internal controls, including monitoring controls, to review and evaluate the accounting implications of all material transactions that occurred in the audit period.

If these material weaknesses are not remediated, it could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. We are implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, although they have not been fully remediated as of the date of this filing. As a part of these measures, we entered into an employment agreement with Mr. Sragovicz, previously MURF’s Chief Financial Officer, which provides that Mr. Sragovicz will serve as the Company’s Chief Financial Officer. In addition, we anticipate hiring additional qualified accounting personnel with experience with complex GAAP and SEC rules while, meanwhile, continuing to engage consultants to assist with our financial statement close process, segregating duties among accounting personnel to enable adequate review controls, further developing and documenting our accounting policies, and designing, implementing, and/or expanding IT systems and application controls in our systems relevant to the preparation of the consolidated financial statements. We also expect to engage an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary. The primary costs associated with such measures are corresponding recruiting and additional salary and consulting costs, which are difficult to estimate but which may be significant. These additional resources and procedures are intended to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures.

The material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. We currently expect to commence the remediation plan by documenting and implementing such plan, followed with testing such controls over time. We cannot predict the success of such efforts or the outcome of its assessment of the remediation efforts. Our efforts may not remediate these material weaknesses in our internal control over financial reporting, or additional material weaknesses may be identified in the future. A failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating.

There is a risk that we will fail to maintain an effective system of internal controls and our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected. We may identify material weaknesses in our internal controls over financing reporting which we may not be able to remedy in a timely manner.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements, and more complex accounting rules. Responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

We may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities.

If we do not develop and implement all required accounting practices and policies, we may be unable to provide the financial information required of a U.S. publicly traded company in a timely and reliable manner.

If we fail to develop and maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that a U.S. publicly traded company is required to provide in a timely and reliable fashion. Any such delays or deficiencies could penalize us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and hurt our reputation and could thereby impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our shares of common stock on a national securities exchange.

We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

We face an inherent risk of product liability as a result of the clinical testing of our clinical assets and will face an even greater risk if we commercialize any products. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our products and clinical assets are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse, or abuse associated with our clinical assets could result in injury to a patient or even death. We cannot offer any assurance that we will not face product liability suits in the future, nor can we assure investors that our insurance coverage will be sufficient to cover our liability under any such cases. In addition, a liability claim may be brought against us even if our clinical assets merely appear to have caused an injury. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies, or others selling or otherwise coming into contact with our clinical assets, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm.

We currently rely on, and expect to continue to rely on, third-party CROs and other third parties to conduct and oversee our clinical trials and other aspects of product development. If these third parties do not meet our requirements or otherwise conduct the trials as required, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our clinical assets when expected or at all.

We have in the past relied and expect to continue to rely on third-party CROs to conduct and oversee our clinical trials and other aspects of product development. We also rely upon various medical institutions, clinical investigators, and contract laboratories to conduct our trials in accordance with our clinical trial protocols and all applicable regulatory requirements, including the FDA’s regulations and GCPs, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security, and recordkeeping for drug and biologic products. These CROs and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We rely heavily on these parties for the execution of our clinical trials and preclinical studies, and control only certain aspects of their activities. We, our CROs, and other third-party contractors are required to comply with GCP, GLP, and GACP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP, GLP, and GACP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP, GLP, or GACP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authority may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure investors that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical or preclinical trials complies with applicable GCP and GLP requirements. In addition, our clinical trials must generally be conducted with product produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and we do not control whether or not they devote sufficient time and resources to our clinical trials. Our CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities, which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or regulatory requirements or for any other reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any clinical asset that we develop. As a result, our financial results and the commercial prospects for any clinical asset that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

If any of our CROs or clinical trial sites terminate their involvement in one of our clinical trials for any reason, we may not be able to enter into arrangements with alternative CROs or clinical trial sites, or do so on commercially reasonable terms. In addition, if our relationship with clinical trial sites is terminated, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and could receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA.

We rely completely on third-party contractors to supply, manufacture, and distribute clinical drug supplies for our clinical assets, including certain sole-source suppliers and manufacturers. We intend to rely on third parties for commercial supply, manufacturing, and distribution if any of our clinical assets receive regulatory approval and we expect to rely on third parties for supply, manufacturing, and distribution of preclinical, clinical, and commercial supplies of any future clinical assets.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, manufacture, or distribute preclinical, clinical, or commercial quantities of drug substances or products. Our ability to develop our clinical assets depends and our ability to commercially supply our products will depend, in part, on our ability to successfully obtain the raw materials and APIs and other substances and materials used in our clinical assets from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our clinical assets.

We rely and will continue to rely on certain third parties as the sole source of the materials they supply or the finished products they manufacture. Any of our existing suppliers or manufacturers may:

●	fail to supply us with product on a timely basis or in the requested amount due to unexpected damage to or destruction of facilities or equipment or otherwise;

●	fail to increase manufacturing capacity and produce drug product and components in larger quantities and at higher yields in a timely or cost-effective manner, or at all, to sufficiently meet our commercial needs;

●	be unable to meet our production demands due to issues related to their reliance on sole-source suppliers and manufacturers;

●	supply us with product that fails to meet regulatory requirements;

●	become unavailable through business interruption or financial insolvency;

●	lose regulatory status as an approved source;

●	be unable or unwilling to renew current supply agreements when such agreements expire on a timely basis, on acceptable terms or at all; or

●	discontinue production or manufacturing of necessary drug substances or products.

In the event of any of the foregoing, if we do not have an alternative supplier or manufacturer in place, we would be required to expend substantial management time and expense to identify, qualify, and transfer processes to alternative suppliers or manufacturers. Transferring technology to other sites may require additional processes, technologies, and validation studies, which are costly, may take considerable amounts of time, may not be successful and, in most cases, require review and approval by the FDA. Any need to find and qualify new suppliers or manufacturers could significantly delay production of our clinical assets, adversely impact our ability to market our clinical assets, and adversely affect our business. Replacements may not be available to us on a timely basis, on acceptable terms, or at all. Additionally, we and our manufacturers do not currently maintain significant inventory of drug substances and other materials. Any interruption in the supply of a drug substance or other material or in the manufacture of our clinical assets could have a material adverse effect on our business, financial condition, operating results, and prospects.

We do not have direct control over the ability of our contract suppliers and manufacturers to maintain adequate capacity and capabilities to serve our needs, including quality control, quality assurance, and qualified personnel. Although we are ultimately responsible for ensuring compliance with regulatory requirements such as cGMPs and GACP, we are dependent on our contract suppliers and manufacturers for day-to-day compliance with cGMPs or GACP for production of raw materials, APIs, and finished products. Facilities used by our contract suppliers and manufacturers to produce the APIs and other substances and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities. Our contract suppliers and manufacturers must comply with cGMP and GACP requirements enforced by the FDA through its facilities inspection program and review of submitted technical information. If the safety of any product or clinical asset or component is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize or obtain regulatory approval for the affected product or clinical asset, and we may be held liable for injuries sustained as a result. Any of these factors could cause a delay or termination of preclinical studies, clinical trials, or regulatory submissions or approvals of our clinical assets, and could entail higher costs or result in us being unable to effectively commercialize our approved products on a timely basis, or at all.

In addition, these contract manufacturers are engaged with other companies to supply and manufacture materials or products for such companies, which also exposes our suppliers and manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract supplier’s or manufacturer’s facility. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the supply or manufacture of our clinical assets, or if it withdraws its approval in the future, we may need to find alternative supply or manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval of, or market our clinical assets, if approved.

If any of our third-party contractors terminate their involvement in the supply, manufacture, or distribution of clinical drug supplies for us for any reason, we may not be able to enter into arrangements with alternative third party-contractors, or do so on commercially reasonable terms. In addition, if our relationship with such third-party contractors is terminated, we may experience a negative impact to the respective licenses on which we rely and, therefore, on our ability to obtain regulatory approval for, or commercialize, our clinical assets when expected or at all.

Our reliance on contract manufacturers and suppliers further exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may misappropriate our trade secrets or other proprietary information.

In addition, the manufacturing facilities of certain of our suppliers are located outside of the U.S. This may give rise to difficulties in importing our products or clinical assets or their components into the U.S. or other countries as a result of, among other things, regulatory agency approval requirements or import inspections, incomplete or inaccurate import documentation, or defective packaging.

We currently rely on agreements with third parties for the purpose of licensing our clinical assets. In the near-term, we intend to rely on third parties for the licensing of clinical assets and those which may arise through future partnerships.

We currently rely on agreements with third parties for the purpose of licensing clinical assets from large pharmaceutical companies. For example, we have agreements with St George Street pursuant to which we license clinical assets from St George Street and, in turn, St George Street licenses such assets from AstraZeneca. If we are in breach of the agreements, the termination of such agreement(s) could materially adversely affect our business, financial condition, operating results, and prospects. Our business strategy heavily depends on our ability to commercialize our clinical assets and our ability to enter into license agreements relating to such clinical assets is critical to the success of our operations. In addition, we are not a party to the license agreements between St George Street and AstraZeneca, and St George Street may have other agreements with third parties relating to the development of the clinical assets that it licenses. A termination of such third-party agreements could have a material impact on or materially disrupt our operations. While we hold our own intellectual property outside of the scope of our agreements with third parties, a termination of the agreement could adversely affect our business and ability to commercialize our clinical assets. These third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We rely heavily on these parties for the execution of our clinical trials and preclinical studies, and control only certain aspects of their activities.

We may choose not to continue developing or commercializing any of our clinical assets at any time during development or after approval, which would reduce or eliminate our potential return on investment for those clinical assets.

We may decide to discontinue the development of any of our clinical assets or not to continue commercializing one or more of our approved clinical assets for a variety of reasons, including the appearance of new technologies that make a product obsolete, competition from a competing product, or changes in or failure to comply with applicable regulatory requirements at any time. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses.

If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop or commercialize our clinical assets or otherwise implement our business plan.

Our ability to compete in the highly competitive pharmaceuticals industry depends upon its ability to attract and retain highly qualified managerial, scientific, medical, sales, marketing, and other personnel. We are highly dependent on our management, including our Chief Executive Officer, David Tapolczay. The loss of the services of any of these individuals could impede, delay, or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our clinical assets, or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. In order to retain valuable employees, in addition to salary and cash incentives, we provide stock options that vest over time.

We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical, and other businesses. We could have difficulty attracting experienced personnel to the Company and may be required to expend significant financial resources in our employee recruitment and retention efforts. Many of the other pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles, and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.

In addition, we have scientific and clinical advisors who assist us in formulating our development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with those of the Company.

We currently have limited marketing capabilities and no sales organization. If we do not establish sales and marketing capabilities on our own or through third parties, we will be limited in our commercialization to license deals with third parties following successful Phase II trials.

We currently have limited marketing capabilities and no sales organization. If we do not establish sales and marketing capabilities on our own or through third parties, we will be limited in our commercialization to license deals with third parties following successful Phase II trials. To commercialize our clinical assets, if approved, in the U.S., Canada, the European Union, and other jurisdictions that we seek to enter, we must build our marketing, sales, distribution, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Although our management team has experience in the marketing, sale, and distribution of pharmaceutical products from prior employment at other companies, we as a company have no prior experience in the marketing, sale, and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with additional third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of its own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our clinical assets. If we are unable to successfully commercialize our clinical assets, either on our own or through collaborations with one or more third parties, our business, financial condition, operating results, and prospects would suffer.

Our failure to successfully in-license, acquire, develop, and market additional clinical assets or approved products would impair our ability to grow our business.

We intend to in-license, acquire, develop, and market additional products and clinical assets and we may in-license or acquire commercial-stage products or engage in other strategic transactions. Because our internal research and development capabilities are limited, we may be dependent upon pharmaceutical companies, academic scientists, and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical clinical assets and products, negotiate licensing or acquisition agreements with their current owners, and finance these arrangements.

The process of proposing, negotiating, and implementing a license or acquisition of a clinical asset or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, sales, and other resources, may compete with us for the license or acquisition of clinical assets and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses, and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional clinical assets on terms that we find acceptable, or at all.

Further, any clinical asset that we acquire may require additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA and applicable foreign regulatory authorities. All clinical assets are prone to risks of failure typical of pharmaceutical product development, including the possibility that a clinical asset will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any approved products that we acquire will be manufactured or sold profitably or achieve market acceptance.

Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations, and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures, and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions entail numerous potential operational and financial risks, including:

●	exposure to unknown liabilities;

●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, clinical assets, or technologies;

●	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;

●	substantial acquisition and integration costs;

●	write-downs of assets or impairment charges;

●	increased amortization expenses;

●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

●	impairment of relationships with key suppliers, partners, or customers of any acquired businesses due to changes in management and ownership; and

●	inability to retain our key employees or those of any acquired businesses.

Accordingly, there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transaction that we do complete could harm our business, financial condition, operating results, and prospects.

Manufacturing and supply of the APIs and other substances and materials used in our clinical assets is a complex and technically challenging undertaking, and there is potential for failure at many points in the manufacturing, testing, quality assurance, and distribution supply chain, as well as the potential for latent defects after products have been manufactured and distributed.

Manufacturing and supply of APIs, other substances, and materials and finished drug products is technically challenging. Changes beyond our direct control can impact the quality, volume, price, and successful delivery of our clinical assets and can impede, delay, limit, or prevent the successful development and commercialization of our clinical assets. Mistakes and mishandling are not uncommon and can affect successful production and supply. Some of these risks include:

●	failure of our manufacturers to follow cGMP or GACP requirements or mishandling of product while in production or in preparation for transit;

●	inability of our contract suppliers and manufacturers to efficiently and cost-effectively increase and maintain high yields and batch quality, consistency, and stability;

●	our inability to develop an FDA-approved bioassay for release of any future product;

●	difficulty in establishing optimal drug delivery substances and techniques, production, and storage methods and packaging and shipment processes;

●	transportation and import/export risk, particularly given the global nature of our supply chain;

●	delays in analytical results or failure of analytical techniques that we depend on for quality control and release of any future product;

●	natural disasters, pandemics, labor disputes, financial distress, lack of raw material supply, issues with facilities and equipment, or other forms of disruption to business operations of our contract manufacturers and suppliers; and

●	latent defects that may become apparent after the product has been released and which may result in recall and destruction of product.

Any of these factors could result in delays or higher costs in connection with our clinical trials, regulatory submissions, required approvals, or commercialization of our clinical assets, which could harm our business, financial condition, operating results, and prospects.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

The operations of the Company since the Business Combination and of Old Conduit prior to the Business Combination have been primarily limited to researching and developing our clinical assets and undertaking preclinical studies and clinical trials of our clinical assets. We have not yet obtained regulatory approvals for any of our clinical assets. Consequently, any predictions investors make about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	delays in the commencement, enrollment, and the timing of clinical testing for our clinical assets;

●	the timing and success or failure of clinical trials for our clinical assets or competing clinical assets, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	any delays in regulatory review and approval of clinical assets in clinical development;

●	the timing and cost of, and level of investment in, research and development activities relating to our clinical assets, which may change from time to time;

●	the cost of manufacturing our clinical assets, which may vary depending on FDA guidelines and requirements, and the quantity of production;

●	our ability to obtain additional funding to develop our clinical assets;

●	expenditures that we will or may incur to acquire or develop additional clinical assets and technologies;

●	the level of demand for our clinical assets, should they receive approval, which may vary significantly;

●	potential side effects of our clinical assets that could delay or prevent commercialization or cause an approved drug to be taken off the market;

●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our clinical assets, if approved;

●	our dependency on third-party manufacturers to supply or manufacture our clinical assets;

●	our ability to establish an effective sales, marketing, and distribution infrastructure in a timely manner;

●	market acceptance of our clinical assets, if approved, and our ability to forecast demand for those clinical assets;

●	our ability to receive approval and commercialize our clinical assets outside of the U.S.;

●	our ability to establish and maintain collaborations, licensing, or other arrangements;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	costs related to and outcomes of potential litigation or other disputes;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively;

●	potential liabilities associated with hazardous materials;

●	our ability to maintain adequate insurance policies; and

●	future accounting pronouncements or changes in our accounting policies.

Concentration of ownership of our equity securities may have the effect of delaying or preventing a change in control.

As of April 16, 2024, Corvus Capital Limited (of which Dr. Regan, a director on our board of directors, is the Chief Executive Officer), Algo Holdings, Inc., and Dr. Regan personally, together hold an ownership interest of 45,593,799 shares of our common stock or approximately 61.8% of our outstanding common stock, St George Street Capital holds an ownership interest of 4,749,816 shares of our common stock or approximately 6.4% of our outstanding common stock, and the Sponsor holds an ownership interest of 4,105,250 shares of our common stock or approximately 6.4% of our outstanding common stock. As a result, a small number of our equity holders may have the ability to determine the outcome of corporate actions of the Company requiring stockholder approval, including the election all of the directors of the board of directors and the approval of significant corporate matters. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

Corvus Capital Limited, Algo Holdings, Inc., and Andrew Regan, our principal stockholders, beneficially own greater than 50% of our outstanding shares of common stock, which will cause us to be deemed a “controlled company” under the rules of Nasdaq.

As of April 16, 2024, Corvus Capital Limited, Algo Holdings, Inc. and Andrew Regan (one of our directors) beneficially own 61.7% of the voting power of our capital stock. Because Corvus Capital Limited, Algo Holdings, Inc. and Dr. Regan beneficially own more than 50% of our outstanding shares, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

●	a majority of the board of directors consist of independent directors;

●	the board of directors maintain a nominations committee with prescribed duties and a written charter; and

●	the board of directors maintains a compensation committee with prescribed duties and a written charter and comprised solely of independent directors.

As a “controlled company,” we may elect to rely on some or all of these exemptions, however, we do not intend take advantage of any of these exemptions. Despite the fact we do not intend to take advantage of these exemptions, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Fluctuations in foreign currency could have an effect on our reported results of operations.

Our exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of our consolidated financial statements, as well as from transaction exposure associated with transactions in currencies other than our functional currency. While our consolidated financial statements are reported in U.S. dollars, our financial statements of foreign subsidiaries are prepared using the British pound sterling as the functional currency and then translated into U.S. dollars. We cannot accurately predict the nature or extent of future exchange rate variability of the British pound sterling or the exchange rate relative to the U.S. dollar. Foreign exchange rates are sensitive to factors beyond our control. In addition, Brexit has caused, and may continue to cause, significant volatility in currency exchange rates, especially between the U.S. dollar and the British pound sterling. These fluctuations in foreign currency exchange rates could negatively affect our results of operations and impact reported financial results.

Our operating results and liquidity needs could be negatively affected by market fluctuations and economic downturn.

Our operating results and liquidity could be negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. The market for discretionary medical products and procedures may be particularly vulnerable to unfavorable economic conditions. Some patients may consider certain of our clinical assets to be discretionary, and if full reimbursement for such products is not available, demand for these products may be tied to the discretionary spending levels of our targeted patient populations. Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, our operating results and liquidity could be adversely affected by those factors in many ways, including weakening demand for certain of our products and making it more difficult for us to raise funds if necessary. Additionally, although we plan to market our products primarily in the U.S., we could in the future have partners with extensive global operations, indirectly exposing us to risk.

We maintain our cash and cash equivalents with high quality, accredited financial institutions. However, some of these accounts exceed the government-insured limits, and, while we believe that we are not exposed to significant credit risk due to the financial strength of these depository institutions or investments, the failure or collapse of one or more of these depository institutions or default on these investments could materially adversely affect our ability to recover these assets and/or materially harm our financial condition.

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners, or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery, or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. Further, any such interruption, security breach, loss, or disclosure of confidential information could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations, or cash flow.

Our business and operations would suffer in the event of failures in our internal computer systems.

Despite the implementation of security measures, our computer systems and those of our current and any future partners, contractors, and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our manufacturing activities, development programs, and business operations. For example, the loss of manufacturing records or clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we experienced a security breach, our online sources were hacked, or we experienced a data leak, it could result in confidential clinical trial data being leaked to competitors and the market. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization and development of our products and clinical assets could be delayed.

Risks Related to Intellectual Property

Failure to adequately protect our intellectual property could adversely affect our business, financial condition, and operating results.

Our business depends on our intellectual property and proprietary technology, the protection of which is crucial to the success of our business. We rely on a combination of trademark, copyright, and trade secret laws, license agreements, intellectual property assignment agreements, and confidentiality procedures to protect our intellectual property. Additionally, we rely on proprietary information (such as trade secrets, know-how, and confidential information) to protect intellectual property that may not be patentable, or that we believe is best protected by means that do not require public disclosure. We generally attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements and third parties that we share information with to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. For example, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be willfully breached or may otherwise fail to prevent disclosure, third-party infringement, or misappropriation of our proprietary information, may be limited as to their term, and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights and other proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position.

Despite our efforts to protect our proprietary rights, other parties may unintentionally or willfully disclose, obtain, or use our technologies or systems, which may allow unauthorized parties to copy aspects of our platform or other software, technology, and functionality or obtain and use information that we consider proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our intellectual property, confidential information, and trade secrets through various methods, including through scraping of public data or other content from our website or mobile applications, cybersecurity attacks, and legal or other methods of protecting this data may be inadequate. Monitoring unauthorized use and disclosures of our intellectual property, proprietary technology, or confidential information can be difficult and expensive and we cannot be sure that the steps we have taken will prevent misappropriation or infringement of our intellectual property or proprietary rights.

We have registered the domain name for the website that we use in our business, which is www.conduitpharma.com. The inclusion of the website address in this Annual Report does not include or incorporate by reference the information on the Company’s website into this document.

Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Further, litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the U.S. and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Any litigation initiated by us concerning the violation by third parties of our intellectual property rights is likely to be expensive and time-consuming and could lead to the invalidation of, or render unenforceable, our intellectual property, or could otherwise have negative consequences for us. Even when we sue other parties for such infringement, that suit may have adverse consequences for our business. In addition, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property, which could result in negative effects to our market share, financial condition, and results of operations. Our efforts to protect, maintain, or enforce our proprietary rights may not be respected in the future or may be invalidated, circumvented, or challenged, and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and operating results.

We may be unable to continue to use the domain name that we use in our business or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.

We have registered the domain name that we use in our business. If we lose the ability to use that domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our business under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. We may not be able to obtain preferred domain names outside the U.S. due to a variety of reasons, including because they are already held by others. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to our domain name. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting, maintaining, and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn adversely affect our business, financial condition, and operating results.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on our clinical assets in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement on infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and certain developing countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Our ability to protect and enforce our intellectual property rights may also be adversely affected by unforeseen changes in foreign intellectual property laws.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance and annuity fees on any issued patent are due to be paid to the United States Patent and Trademark Office (“USPTO”) and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our clinical assets, our competitors might be able to enter the market, which would have an adverse effect on our business.

If we fail to comply with our obligations under our intellectual property license agreements, we could lose license rights that are important to our business.

We are a party to certain license agreements that impose various diligence, milestone, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, the respective licensors may have the right to terminate the license, in which event we may not be able to develop or market the affected clinical asset. Our business strategy depends on our ability to commercialize our clinical assets and our ability to enter into license agreements relating to such clinical assets is critical to the success of our operations. The loss of such rights could materially adversely affect our business, financial condition, operating results, and prospects. For more information about these license arrangements, see “Business — Strategic Alliances and Arrangements.”

If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming, and an unfavorable outcome in that litigation could have a material adverse effect on our business.

Our commercial success depends upon its ability to develop, manufacture, market, and sell our clinical assets and use our proprietary technologies without infringing the proprietary rights of third parties. We cannot guarantee that marketing and selling such candidates and using such technologies will not infringe existing or future patents. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields relating to our clinical assets. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that our clinical assets, technologies, or methods of delivery or use infringe their patent rights. Moreover, it is not always clear to industry participants, including us, which patents cover various drugs, biologics, drug delivery systems, or their methods of use, and which of these patents may be valid and enforceable. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our clinical assets, technologies, or methods.

In addition, there may be issued patents of third parties that are infringed or are alleged to be infringed by our clinical assets or proprietary technologies. We cannot be certain that others have not filed patent applications for technology covered by our own and in-licensed issued patents or our pending applications because some patent applications in the U.S. may be maintained in secrecy until the patents are issued, patent applications in the U.S. and many foreign jurisdictions are typically not published until eighteen months after filing, and publications in the scientific literature often lag behind actual discoveries. Our competitors may have filed, and may in the future file, patent applications covering our clinical assets or technology similar to ours. Any such patent application may have priority over our own and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate, in the U.S., in an interference proceeding to determine priority of invention.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our clinical assets or proprietary technologies infringe such third parties’ intellectual property rights, including litigation. These lawsuits could claim that there are existing patent rights for such drug and this type of litigation can be costly and could adversely affect our operating results and divert the attention of managerial and technical personnel, even if we do not infringe such patents or the patents asserted against us are ultimately established as invalid. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents.

As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on commercially acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property, or such rights might be restrictive and limit our present and future activities. Ultimately, we or a licensee could be prevented from commercializing a product or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

In addition to possible infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation, re-examination, or other post-grant proceedings declared or granted by the USPTO, and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. To date, no litigation asserting infringement claims has ever been brought against us. If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including:

●	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

●	substantial damages for infringement, which we may have to pay if a court decides that the product or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

●	a court prohibiting us from selling or licensing the product or using the technology unless the third party licenses its intellectual property rights to us, which it is not required to do;

●	if a license is available from a third party, we may have to pay substantial royalties or upfront fees or grant cross-licenses to intellectual property rights for our products or technologies; and

●	redesigning our products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could harm our ability to raise additional funds or otherwise adversely affect our business, financial condition, operating results, and prospects.

Because we rely on certain third-party licensors and partners, and will continue to do so in the future, if one of our licensors or partners is sued for infringing a third party’s intellectual property rights, our business, financial condition, operating results, and prospects could suffer in the same manner as if we were sued directly. In addition to facing litigation risks, we have agreed to indemnify certain third-party licensors and partners against claims of infringement caused by our proprietary technologies, and we have entered or may enter into cost-sharing agreements with some our licensors and partners that could require us to pay some of the costs of patent litigation brought against those third parties whether or not the alleged infringement is caused by our proprietary technologies. In certain instances, these cost-sharing agreements could also require us to assume greater responsibility for infringement damages than would be assumed just on the basis of our technology.

The occurrence of any of the foregoing could adversely affect our business, financial condition, or operating results.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, or other claims may be made against us, which could be expensive and time-consuming.

Competitors may infringe our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive and time-consuming, particularly for a company of our size. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied. An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated, interpreted narrowly, or amended such that they do not cover our clinical assets. Moreover, such adverse determinations could put our patent applications at risk of not issuing or issuing with limited and potentially inadequate scope to cover our clinical assets or to prevent others from marketing similar products.

Interference, derivation, or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or potential partners. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or potential partners, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments or public access to related documents.

In addition, in August 2023, prior to the Business Combination, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited, received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. Conduit rejected and disputes the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the event the Business Combination is completed, to be issued 6.5 million shares of common stock. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, defense legal cost and the diversion of the attention of our management.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that our trade secrets will be misappropriated or disclosed, and confidentiality agreements with employees and third parties may not adequately prevent disclosure of trade secrets and protect other proprietary information.

We consider proprietary trade secrets or confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets or confidential know-how to protect our technology, especially where we believe that patent protection is of limited value.

To protect this type of information against disclosure or appropriation by competitors, our policy is to require our employees, consultants, collaborators, contractors, and advisors to enter into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements, or other similar agreements with us prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. However, current or former employees, consultants, collaborators, contractors, and advisors may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. The need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations. Enforcing a claim that a third party obtained illegally and is using trade secrets or confidential know-how is expensive, time consuming, and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction.

In addition, these agreements typically restrict the ability of our employees, consultants, collaborators, contractors, and advisors to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development, or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed to us alleged trade secrets of their former employers or their former or current customers.

As is common in the biotechnology and pharmaceutical industries, certain of our employees were formerly employed by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Moreover, we engage the services of consultants to assist it in the development of our products and clinical assets, many of whom were previously employed at or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees and consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Although we have no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims. Even if we are successful in defending against any such claims, any such litigation could be protracted, expensive, a distraction to our management team, not viewed favorably by investors and other third parties, and may potentially result in an unfavorable outcome.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our unregistered trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to those of ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register its trademarks and trade names and establish name recognition based on its trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

Our proprietary information may be lost, or we may suffer security breaches.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data, and personally identifiable information of our clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance, and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Although, to our knowledge, we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our clinical assets.

Risks Related to Securities Markets and Investment in Our Stock

Nasdaq may delist our securities from trading on its exchange.

Our common stock is listed on The Nasdaq Global Market and our redeemable warrants are listed on The Nasdaq Capital Market. Although we met the minimum initial listing standards of Nasdaq, which generally only requires that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares, and distribution requirements, we cannot assure investors that our securities will continue to be listed on Nasdaq in the future. The inability to comply with Nasdaq’s continued requirements or standards could result in the delisting of our common stock, which could have a material adverse effect on our financial condition and could cause the value of the common stock to decline.

If our common stock were to be delisted from trading on The Nasdaq Global Market and the trading price of our common stock were below $5.00 per share on the date the common stock is delisted, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

We do not anticipate paying any dividends in the foreseeable future.

The current expectation is that we will retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of the shares of our common stock will stockholders’ sole source of gain, if any, for the foreseeable future.

Our Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees, or stockholders.

Our Certificate of Incorporation requires to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Certificate of Incorporation. In addition, our Certificate of Incorporation and Bylaws provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act. Neither the exclusive forum provisions nor the federal securities laws (and the rules and regulations thereunder) may be waived by a stockholder.

In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims and, if a stockholder were to bring such a claim, the choice of forum provision may result in the stockholder incurring increased costs in connection with bring such a claim as such stockholder will be required to bring the claim in the state or federal courts located in the State of Delaware. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results, and financial condition.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our common stock.

Our Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of the Company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

●	authorizing our board of directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;

●	prohibiting cumulative voting in the election of directors;

●	providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

●	prohibiting stockholder action by written consent;

●	limiting the persons who may call special meetings of stockholders; and

●	requiring advance notification of stockholder nominations and proposals.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. These and other provisions in our Certificate of Incorporation and Bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of common stock and result in the market price of common stock being lower than it would be without these provisions.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our common stock, our share price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us, our business, or our market. Currently, we do not have any analyst coverage and may not obtain analyst coverage in the future. In the event we obtain analyst coverage, we will not have any control over such analysts. If one or more of the analysts who cover us downgrade the common stock or change their opinion of such shares, the share price of the common stock would likely decline. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on the Company, we could lose visibility in the financial markets, which could cause the share price or trading volume of the common stock to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. Emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our stock less attractive because we may rely on these provisions. If some investors find our stock less attractive as a result, there may be a less active trading market for our shares and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.235 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our Certificate of Incorporation and Bylaws provides that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the DGCL, our Bylaws and our indemnity agreements that we entered into with our directors and officers provide that:

●	We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

●	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

●	We will be required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●	We will not be obligated pursuant to our Bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors;

●	the rights conferred in our Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

●	we may not retroactively amend our Bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Risks Related to Finances and Capital Requirements

We will require substantial additional funding in the future, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce, or cease our operations.

Our operations have consumed substantial amounts of cash since our inception. As of December 31, 2023, we had an accumulated deficit of $11.3 million and our net loss was $0.5 million for the fiscal year ended December 31, 2023. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our business will require substantial additional capital for implementation of our long-term business plan and development of clinical assets. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. As we require additional funds, we may seek to fund our operations through the sale of additional equity securities, debt financing, and/or strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on favorable terms.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the progress, timing, scope, and costs of our clinical trials, including the ability to timely enroll patients in our potential future clinical trials;

●	the outcome, timing, and cost of regulatory approvals by the FDA and comparable regulatory authorities, including the potential that the FDA or comparable regulatory authorities may require that we perform more studies than those that we currently expect;

●	the amount of revenues, if any, from our current clinical assets or any future clinical assets;

●	the terms and timing of any potential future collaborations, licensing, or other arrangements that we may establish;

●	cash requirements of any future acquisitions and/or the development of other clinical assets;

●	the costs of operating as a public company;

●	the time and cost necessary to respond to technological and market developments;

●	any disputes which may occur between us, employees, collaborators, or other prospective business partners; and

●	the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights

If we raise additional funds by selling shares of our common stock or other equity-linked securities, the ownership interest of our current stockholders will be diluted. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, or clinical assets or to grant licenses on terms that may not be acceptable to us. If we raise additional funds through debt financing, we may have to grant a security interest on our assets to the future lenders, our debt service costs may be substantial, and the lenders may have a preferential position in connection with any future bankruptcy or liquidation involving the Company.

On April 12, 2024, the last quoted sale price for our common stock as reported on Nasdaq was $3.18 per share. Currently, the exercise prices of the Company’s warrants are greater than the current market price of our common stock. Accordingly, such warrants are unlikely to be exercised and therefore the Company does not expect to receive any proceeds from such exercise of the warrants in the near term. Whether any holders of Warrants determine to exercise such warrants, which would result in cash proceeds to the Company, will likely depend upon the market price of our common stock at the time of any such holder’s determination.

If we are unable to raise additional capital when needed, we may be required to curtail the development of our technology or materially curtail or reduce our operations. We could be forced to sell or dispose of our rights or assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operations, and financial condition, including the possibility that a lack of funds could cause our business to fail and our Company to dissolve and liquidate with little or no return to investors.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a publicly traded company, we will incur significant legal, accounting, and other expenses under the Exchange Act, the Sarbanes-Oxley Act, and other applicable securities rules and regulations. In addition, new and changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the SEC and national securities exchanges have created uncertainty for public companies and increased the costs and the time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and will divert management time and attention from revenue generating activities.

Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations, and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company” until the earliest of (i) the last day of our fiscal year following February 7, 2027 (the fifth anniversary of the consummation of the SPAC IPO), (ii) the last day of the fiscal year in which the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (iii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation) or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period. Further, there is no guarantee that the exemptions available to us under the JOBS Act will result in significant savings. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, we will incur additional compliance costs, which may impact earnings.

We may issue additional shares of common stock or preferred stock under an employee incentive plan, which would dilute the interest of our stockholders.

We may issue a substantial number of additional shares of common or preferred stock under an employee incentive plan. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for the common stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We operate in the biotechnology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

The Company is currently in the process of implementing a more formalized cybersecurity program.

In light of the pervasive and increasing threat from cyberattacks, the Board and the Audit Committee, with input from management, assess the Company’s cybersecurity threats and the measures implemented by the Company to mitigate and prevent cyberattacks. The Audit Committee consults with management regarding ongoing cybersecurity initiatives, and requests management to report to the Audit Committee or the full Board regularly on their assessment of the Company’s cybersecurity program and risks.

As of the date of this Annual Report, the Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Item 2. Properties

We currently operate as a virtual company, but also lease property in the United Kingdom. On March 7, 2024, we entered into a lease for laboratory space at Cambridge Science Park. Rent is £92,925 per annum, the equivalent of approximately $10,000 per month. The lease runs until January of 2027, and the laboratory space is intended to provide us with the ability to extend or develop proprietary solid-form intellectual property for existing and future clinical assets

Item 3. Legal Proceedings

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

In August 2023, prior to the Business Combination, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited, received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. Conduit rejected and disputes the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the completion of the Business Combination, to be issued 6.5 million shares of common stock. Based on consultation with its counsel, management believes that it is premature to provide any evaluation of the likely outcome of the claim. This case status and probability of outcomes will be assessed each quarter. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, defense legal cost and the diversion of the attention of our management.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock and warrants are traded on The Nasdaq Global Market and The Nasdaq Capital Market, respectively, under the symbols “CDT” and “CDTTW”, respectively. Prior to the completion of the Business Combination, the securities of MURF were listed on The Nasdaq Global Market under the symbols “MURFU,” “MURF,” and “MURFW”, all of which are no longer listed on The Nasdaq Global Market.

On April 12, 2024, the last quoted sale price for our common stock as reported on Nasdaq was $3.18 per share.

(b) Holders

As of April 12, 2024, there were approximately 400 holders of record of our common stock. Such numbers do not include beneficial owners holding our securities through nominee names.

(c) Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion, and other factors that our board of directors may deem relevant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Reference is made to the information contained in the Equity Compensation Plan table contained in Item 11 of this Annual Report.

(e) Recent Sales of Unregistered Securities

On March 20, 2024, the Company issued in a private placement common stock purchase warrants (the “Warrants”) to an unrelated third party to purchase up to an aggregate 260,000 shares of the Company’s common stock, in exchange for entering into a lock-up with respect to the shares of common stock held by such holder (the “Lock-Up Agreement”).

The Warrants are not exercisable until one year after their date of issuance. Each Warrant is exercisable into one share of the Company’s common stock at a price per share of $3.18 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the Warrants. Notwithstanding the foregoing, the Warrants shall vest, and not be subject to forfeiture, with respect to 25% of such Warrants commencing on the 90th day after the date of the Lock-Up Agreement and 25% on each subsequent 90-day anniversary, in each case vesting only if the holder agrees to continue to have its shares of common stock remain locked up pursuant to the Lock-Up Agreement on such date.

The issuance of the Warrants was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

(f) Use of Proceeds from Registered Offerings

None.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the other sections of this Annual Report on Form 10-K, including our audited financial statements for the year ended December 31, 2023, together with related notes thereto, included elsewhere in this Annual Report. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Annual Report and our other filings with the SEC. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Conduit Pharmaceuticals Limited entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Murphy Canyon Acquisition Corp. (“MURF”) on November 8, 2022. The transaction contemplated by the terms of the Merger Agreement was completed on September 22, 2023, in conjunction with which MURF changed its name to Conduit Pharmaceuticals Inc. (hereafter referred to, collectively with is subsidiaries as “Conduit”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

Overview

Conduit has developed a unique business model that allows it to act as a “conduit” to bring clinical assets from pharmaceutical companies and develop new treatments for patients. Our novel approach addresses unmet medical need and lengthens the intellectual property for our existing assets through cutting-edge solid-form technology and then commercialize these products with life science companies.

We are led by highly experienced pharma executives, Dr. Freda Lewis-Hall, former Chief Medical Officer of Pfizer Inc., the Chair of our Board of Directors, and Dr. David Tapolczay, former Chief Executive Officer of the United Kingdom-based medical research charity LifeArc, our Chief Executive Officer.

While simultaneously leveraging the capabilities of our Cambridge laboratory facility and highly experienced team of solid-form experts to extend or develop proprietary solid-form intellectual property for our existing and future clinical assets. Our own intellectual property portfolio comprises a 20-year patent pending solid-form compound, the AZD1656 Cocrystal (a HK-4 Glucokinase Activator), targeting a wide range of autoimmune diseases. Our pipeline research includes a number of compounds that serve as promising alternatives to existing clinical assets currently marketed and sold by large pharmaceutical companies, which we have identified as having an opportunity to develop further intellectual property positions through solid-form technology.

In connection with the funding and development of clinical assets, we evaluate and select the specific molecules to be developed and collaborate with external CROs and KOLs to run clinical trials that are managed, funded, and overseen by us. We intend to leverage our comprehensive clinical and scientific expertise in order to facilitate development of clinical assets through Phase II trials in an efficient manner by using CROs and third-party service providers. We will also collaborate closely with disease specific KOLs to collectively assess and determine the most appropriate indications for all our current and forthcoming assets.

We believe that successful Phase II trials of the clinical assets in our pipeline will increase the value of our assets. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful, however, following a successful Phase II clinical trial, we would look to licensing opportunities with large biotech or pharmaceutical companies, typically for up-front milestone payments and royalty income streams for the life of the asset patent. We anticipate using any future royalty income stream to develop our asset portfolio in combination with other potential sources of financing, including debt or equity financing.

Outside of our proprietary owned patented clinical assets, we have an exclusive relationship and partnership with St George Street, a biomedical charity based in the United Kingdom. We have the option to fund 100% of the development of clinical assets that were initially licensed to St George Street by AstraZeneca. AstraZeneca has conducted initial pre-clinical and, in some instances, clinical trials on these assets, but has decided to license them for further development.

In addition to our patent pending solid-form compound targeting a wide range of autoimmune diseases, two assets which were licensed from AstraZeneca to St George Street that is expected to be developed by us include AZD5904 (a Myeloperoxidase Inhibitor) targeting idiopathic male infertility and AZD1656 (a Glucokinase Activator) targeting autoimmune diseases or immunodeficient conditions including uveitis, premature labor, renal transplant rejection, and Hashimoto’s thyroiditis.

As the clinical assets have undergone initial pre-clinical and clinical testing conducted by AstraZeneca, we are able to use the safety data generated in these clinical trials to assess which clinical assets to further develop and for which indications.

Through this relationship, there is considerable APIs that was manufactured by AstraZeneca in conducting its clinical trials available. As a result, Conduit may not have to develop the API, which is often a time consuming and expensive process, and the API already produced was subject to rigorous quality control measures.

Furthermore, Conduit is well positioned, and intends, to pursue additional relationships and/or partnerships with third parties for the licensing of further assets which are currently deprioritized. We plan to focus our efforts on developing clinical assets to address diseases that impact a large population where there is no present treatment or the present treatment, carries significant unwanted side effects.

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

Another outbreak of an illness, a communicable disease, or any other public health crisis, and any resulting impacts, such as an extended period of global supply chain and/or economic disruption, labor shortages, or government-mandated actions in response to such public health crisis could materially affect our business, results of operations, access to sources of liquidity, and financial condition. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry and workforce.

The conflicts between Russia and Ukraine and between Israel and Hamas have caused major macroeconomic disruptions that have impacted the global trade and economies. As such increasing inflation around the globe has forced national banks to increase their interest rates, consequently impacting interest yields around the globe. We have assessed the impact of these measures and concluded that as of today, no material impact has been identified on our business or our ability to continue as a going concern.

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

We incurred approximately $37,000 on research and development activities during the year ended December 31, 2022, and $90,000 during the year ended December 31, 2023. Our research and development activities have been wholly focused on developing co-crystals of AZD1656 to increase patent life. Some of this work was completed by third-party CROs but all intellectual property is retained by us. We currently have one pending international patent application and two pending national patent applications. The successful completion of clinical trials increases the value of clinical assets and may lead to the commercialization and/or licensing of such assets to other pharmaceutical companies. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful.

Research and Development Funding expenses

Funding expenses consist primarily of costs incurred in connection with the Company providing funding to SGSC to carry out its research and development activities. SGSC holds all licenses to conduct clinical research through third party pharmaceutical companies.

We and St George Street entered into an Exclusive Funding Agreement on March 26, 2021 (the “Global Funding Agreement”), pursuant to which St George Street granted us the exclusive first right to provide to St George Street, or procure the provision of, all funding for the performance of a drug discovery and/or development project in consideration for a share of the net revenue in respect of such project. We have provided approximately GBP £220,000 in aggregate project funding pursuant to the Global Funding Agreement and the project funding agreements and we have received aggregate revenues totaling GBP £0 pursuant to the Global Funding Agreement and the project funding agreements.

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

Research and development activities have historically been central to our business model. We anticipate that our research and development expenses will increase for the foreseeable future in connection with our planned clinical development activities, upon raising anticipated additional funding.

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that would be necessary to complete the preclinical and clinical development of any of our clinical assets or when, if ever, material net cash inflows may commence from any of our clinical assets. The successful development and commercialization of any of our clinical assets is highly uncertain. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of the following:

●	the scope, progress, timing, outcome and costs of any continued preclinical development activities, clinical trials and other related development activities;

●	delays, suspensions, or other setbacks or interruptions encountered;

●	successful patient enrollment in and the initiation and completion of any clinical trials;

●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities including the U.S. Food and Drug Administration (“FDA”) and non-U.S. regulatory authorities;

●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

●	establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that us or our third-party manufacturers are able to make and scale our products successfully;

●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in Conduit’s clinical trials and for commercial launch;

●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;

●	significant and changing government regulation;

●	launching commercial sales of Conduit’s clinical assets, if and when approved, whether alone or in collaboration with others; and

●	maintaining a continued acceptable safety profile of Conduit’s clinical assets following approval, if any, of Conduit’s clinical assets.

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

Other Income (Expenses)

Other income (expenses), net

Other income (expense), net consists of realized and unrealized losses or gains from the sale of equity securities, unrealized foreign currency transaction loss, loss on the change in fair value of convertible notes, warrants and option liabilities, and write-off of long-term debt- related party, and derecognition of deferred revenue.

Interest expense, net

Interest expense, net consists primarily of interest expense on convertible loan notes and promissory notes and interest expense on deferred commissions payable to an advisor for fees related to the merger, as well as a small amount of interest income on cash and cash equivalents held by the Company.

Results of Operations

The following table set forth our results of operations for the periods indicated:

	Years ended December 31,		Change
(Dollar amounts in thousands)	2023	2022	Amount	%
Research and development expenses	$90	$37	$53	143%

Research and development expenses increased by approximately $53,000, or 143%, to approximately $90,000 for the year ended December 31, 2023, as compared to approximately $37,000 for the year ended December 31, 2022. The increase was primarily due to the development of certain co-crystals of AZD1656 (AZD1656 Co-Crystal PCT/IB2022/00075 - Patent Expires 02/09/2042) during the year ended December 31, 2023. We will seek to develop the AZD1656 Co-Crystal in psoriasis, Crohn’s disease, lupus, sarcoidosis, diabetic wound healing, idiopathic pulmonary fibrosis, and nonalcoholic steatohepatitis (NASH).

General and administrative expenses

	Years ended December 31,		Change
(Dollar amounts in thousands)	2023	2022	Amount	%
General and administrative expenses	$5,173	$3,049	$2,124	70%

General and administrative expenses increased by $2.1 million, or 70%, to approximately $5.2 million for the year ended December 31, 2023, as compared to approximately $3.0 million for the year ended December 31, 2022. The increase was primarily driven by a $1.2 million increase in professional fees including: legal fees, accounting and tax expense, listing fees and consulting fees. General and administrative expenses were also impacted by a $0.4 million increase in salaries, payroll expense and stock compensation, a $0.2 million increase in travel expense, $0.5 million increase in employee insurance (including directors and officers insurance expense), offset by a $0.2 million decrease in Other G&A expenses.

Funding expenses

	Years ended December 31,		Change
(Dollar amounts in thousands)	2023	2022	Amount	%
Funding expenses	$-	$74	$(74)	100%

Funding expenses decreased by $0.1 million, or 100%, to zero for the year ended December 31, 2023, as compared to $0.1 million for the year ended December 31, 2022. The decrease was primarily due to a decrease of $0.1 million in funding requirements from St George Street for research and development expenses incurred and which we agreed to fund. No funding was provided in 2023, as Conduit continues to explore preferred indications, its preferred collaboration partners, and preferred avenues of additional research.

Other income (expense), net

	Years ended December 31,		Change
(Dollar amounts in thousands)	2023	2022	Amount	%
Other income (expense), net	$4,923	$(1,727)	$6,650	385%

Other income (expense), net changed by $6.7 million, or 385%, to other income of $4.9 million for the year ended December 31, 2023, as compared to other expense, net of $1.7 million for the year ended December 31, 2022. The change was primarily driven by a $1.5 million gain on the derecognition of the Cizzle option in 2023, a $1.3 million gain on the change in fair value of the Cizzle option, a $2.8 million gain on the derecognition of the deferred revenue for the Vela option prior to the exercise of the Vela option , and a $1.0 million gain on the change in fair value of the Vela option. This was offset by a $1.0 million loss on issuance related to the Vela option, $0.4 million change in the fair value of convertible notes payable and $0.3 million realized foreign currency transaction loss. During the year ended December 31, 2022, we recorded a loss on the fair market value adjustment for the Cizzle option of $1.3 million and a loss on the adjustment to convertible notes of $0.3 million.

For further details refer to Note 16 – Other income (expense), net in the financial statements as of December 31, 2023 and 2022 included elsewhere in this Report.

Interest expense, net

	Years ended December 31,		Change
(Dollar amounts in thousands)	2023	2022	Amount	%
Interest expense, net	$(211)	$-	$(211)	nm*

*Percentage changes denoted with an “nm” represent percent changes that are not meaningful.

Interest expense, net changed by $0.2 million from nil for the year ended December 31, 2023 to an expense of $0.2 million for the year ended December 31, 2022. The change was driven by $0.2 million increase in interest expense on interest-bearing convertible promissory notes for the year ended December 31, 2023 that was not issued until the first quarter of 2023.

Liquidity and Capital Resources

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Since our inception, and in line with our growth strategy, we have prepared our financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations. To date, our primary sources of capital have been through private placements of equity securities and convertible debt as well as PIPE financing as a result of the Merger. During the year ended December 31, 2023 and 2022, we had net losses of $0.5 million and $4.9 million, respectively. The Company has also received a $5 million commitment for working capital, subject to agreement and definitive documentation, from Corvus Capital, a major shareholder, and expects to use that commitment to cover its operating costs for the coming year. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development programs.

Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from commercialization of our product, we expect to finance our cash needs for ongoing research and development and business operations through public or private equity or debt financings or other capital sources, including strategic partnerships. However, we may be unable to raise additional funds or enter into such other arrangements, when needed, on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce research and development efforts all of which could have a material adverse effect on the Company and its financial results.

While the Company believes in the viability of its ability to raise additional funds, there can be no assurances to that effect. We have based our estimates on assumptions of operating costs that may prove to be wrong. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis we may be required to revise our business plan and strategy, which may result in significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any product candidates or may result in our being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially affected.

Management has concluded that there is substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months from the date of the filing of this Annual Report. This is based on our analysis under applicable accounting principles. These financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash Requirements

Our material cash requirements include the following contractual and other obligations.

Promissory Convertible Note

In March 2023, we issued an aggregate principal amount of $0.8 million convertible promissory note payable to an investor.

The promissory convertible note matures and is payable in full 18 months from the date of the note. The note carries 20% interest and is payable every six months from the date of the note until the maturity date. The note is subject to conversion into our common stock prior to the maturity date.

Loans Payable

In May 2022, we entered into two loan agreements, with an aggregate principal amount of $0.2 million, with two lenders.

The loans are payable and mature in May 2024 and bear no interest.

For additional information regarding our convertible promissory note, see Note 7 of the notes to the financial statements.

Working Capital

We currently anticipate that cash required for working capital for the next 12 months is approximately $6.8 million, which includes accrued expenses and other current liabilities of $1.1 million, and convertible promissory note, if not converted prior to maturity, of $0.8 million. We do anticipate being able to fund required working capital for the next 12 months with cash and cash equivalents on hand and current borrowings. Management believes that we will be able to fund cash required for the next 12 months through borrowings. We have historically been able to access funds through the issuance of debt and believe we can continue to obtain funding through such debt financing agreements as needed to meet cash requirements for the next 12 months.

Cash Flows

The following table set forth our cash flows for the period indicated (in thousands):

	Years ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating Activities	$(7,725)	$(2,266)
Investing Activities	725	(183)
Financing Activities	10,929	2,448
Effect of exchange rate changes on cash and cash equivalents	299	1
Net (decrease) increase in cash and cash equivalents	$4,228	$-

Cash Flows Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $7.7 million, resulting primarily from a net loss of $0.5 million, adjusted for non-cash items including a $4.3 million reduction of deferred income upon exercise of the Cizzle and Vela option, a $2.5 million change in operating assets and liabilities, a $2.3 million gain on the change in fair value of the Vela and Cizzle options, a $0.2 million change in the reserve for uncollectible loans and a $0.1 million gain on warrant remeasurement, partially offset by a $1.0 million loss upon the issuance of the Vela option, a $0.5 million change in amortization on directors & officers insurance, a $0.4 million loss on change in fair value of convertible notes and a $0.2 million increase in stock based compensation expense. The $2.5 million cash outflow from operating assets and liabilities is primarily due to a $1.0 million cash outflow from prepaid expenses and a $1.7 million cash outflow from accrued expenses and other current liabilities partially offset by a $0.2 million cash inflow from accounts payable $1.8 million in decrease from accounts payable, accrued expense and other current liabilities due to differences in the timing of disbursements.

Net cash used in operating activities during the year ended December 31, 2022 was $2.3 million, resulting primarily from a net loss of $4.9 million, adjusted for non-cash charges of $2.0 million and working capital adjustments of $0.6 million.

Cash Flows (Used) Provided by Investing Activities

Net cash provided by or used in investing activities for the year ended December 31, 2023. was $0.7 million, resulting from $0.5 million in proceeds from an option fee received from Vela of $0.5 million and $0.6 million proceeds from the repayment of a loan from a related party, partially offset by an issuance of a loan to a related party of $0.4 million.

Net cash used in investing activities for the year ended December 31, 2022 was $0.2 million resulting from the issuance of a loan to a related party of $0.3 million, partially offset by an option fee received from Cizzle of $0.1 million .

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $11.0 million, resulting from the proceeds from the Merger and related PIPE financing, net of transaction costs of $8.5 million, $2.3 million from issuance of convertible notes payable, and $0.1 million capital contribution from a related party.

Net cash provided by financing activities during the year ended December 31, 2022 was $2.4 million. resulting from the proceeds from the sale of shares received for the sale of future revenue of $1.3 million, proceeds from notes payable of $0.2 million and the issuance of our convertible debt of $0.9 million.

Contractual Obligations and Other Commitments

As of December 31, 2023, we had no non-cancellable commitments for the purchase of clinical materials, contract manufacturing, maintenance and committed funding which we expect to pay within one year.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if we are unable to continue as a going concern. In connection with the preparation of the Consolidated Financial Statements for the years ended December 31, 2023 and 2022, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements, and concluded that substantial doubt existed as to our ability to continue as a going concern as further discussed in Note 1 in the notes to the Consolidated Financial Statements of this Annual Report.

Under ASC 205-40, the receipt of potential funding from future partnerships, equity or debt issuances, potential achievement of milestones from customer agreements and reductions in workforce cannot be considered probable at this time because these plans are not entirely within our control and/or have not been approved by our board of directors as of the date of issuance of the Consolidated Financial Statements.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations, raise substantial doubt regarding our ability to continue as a going concern. Our plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while possible, is less than probable. We believe that the accounting estimates described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

As of December 31, 2023, the Company has a warrant liability for which the fair value is determined based on Level 2 inputs as such inputs are based on observable inputs other than quoted prices. See Note 4 and Note 6 for further information on the Company’s financial liabilities carried at fair value.

Vela Option Agreement

We account for the Vela option at fair value in order to measure the liability at an amount that more accurately reflects the current economic environment in which we operate. We recorded the option at fair value with changes in fair value recorded in earnings at each reporting period through settlement. The significant assumptions used to estimate the fair value of the option liability involved inherent uncertainties and the application of significant judgment and included the time to maturity and the underlying asset price based on the probability of AZD 1656 successfully moving from Phase I to Phase II. The sensitivity of these inputs to the fair value of the option is assessed on a periodic basis.

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

Cizzle Option Agreement

We account for the Cizzle option at fair value in order to measure the liability at an amount that more accurately reflects the current economic environment in which we operate. We recorded the option at fair value with changes in fair value recorded in earnings at each reporting period through settlement. The significant assumptions used to estimate the fair value of the option liability involved inherent uncertainties and the application of significant judgment and included the time to maturity and the underlying asset price based on the probability of the AZD 1656 successfully moving from Phase I to Phase II. The sensitivity of these inputs to the fair value of the option is assessed on a periodic basis.

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

Fair Value Option for Convertible Notes

We elected to account for certain of our convertible notes at fair value in order to measure those liabilities at amounts that more accurately reflect the current economic environment in which we operate. We recorded the convertible notes at fair value with changes in fair value recorded in earnings at each reporting period through settlement. The fair value of the convertible notes was determined using a probability-weighted income approach as the convertible notes contained various settlement outcomes. The significant assumptions used to estimate the fair value of the convertible notes involved inherent uncertainties and the application of significant judgment and included the time to maturity and the probability of the various settlement outcomes. The sensitivity of these inputs to the fair value of the convertible notes is assessed on a periodic basis.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In connection with the preparation and audit of the financial statements as of and for the fiscal years ended December 31, 2023 and 2022, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses primarily relate to the following matters that are relevant to the preparation of our financial statements:

●	We have limited segregation of duties. For the periods under audit, Old Conduit did not have any internal personnel in the financial accounting and reporting department, instead relied upon third party consultants to perform these activities.

●	We lack a formal process for review and approval of financial statements. For the periods under audit, especially prior to the business combination, numerous, recurring errors in account balances and disclosures were detected in the financial statements that resulted in a reasonable possibility that a material misstatement would not have been detected on a timely basis.

●	We did not design adequate and appropriate internal controls under an appropriate internal control over financial reporting framework, including monitoring controls and certain entity level controls.

●	We did not appropriately review and evaluate the accounting implications of all material transactions that occurred in the audit period which resulted in a restatement for previous periods.

If these material weaknesses are not remediated, it could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. We are implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, although they have not been fully remediated as of the date of this filing. As a part of these measures, we entered into an employment agreement with Mr. Sragovicz, previously MURF’s Chief Financial Officer, which provides that Mr. Sragovicz will serve as the Company’s Chief Financial Officer. In addition, we anticipate hiring additional qualified accounting personnel with experience with complex GAAP and SEC rules while, meanwhile, continuing to engage consultants to assist with our financial statement close process, segregating duties among accounting personnel to enable adequate review controls, further developing and documenting our accounting policies, and designing, implementing, and/or expanding IT systems and application controls in our systems relevant to the preparation of the consolidated financial statements. We also expect to engage an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary. The primary costs associated with such measures are corresponding recruiting and additional salary and consulting costs, which are difficult to estimate but which may be significant. These additional resources and procedures are intended to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures.

The material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. We currently expect to commence the remediation plan by documenting and implementing such plan, followed with testing such controls over time. We cannot predict the success of such efforts or the outcome of its assessment of the remediation efforts. Our efforts may not remediate these material weaknesses in our internal control over financial reporting, or additional material weaknesses may be identified in the future. A failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating.

Changes in Internal Control over Financial Reporting

There have been a number of changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include the addition of a full-time Chief Financial Officer, the implementation of enterprise resource planning accounting systems, and increased accounting and financial reporting consulting resources.

Item 9B. Other Information

During the year ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and directors as of April 16, 2024:

Name	Age	Position
David Tapolczay	64	Chief Executive Officer and Director
Adam Sragovicz	54	Chief Financial Officer
Freda Lewis-Hall	69	Chairperson of the Board of Directors
James Bligh	36	Director
Faith L. Charles	62	Director
Chele Chiavacci Farley	57	Director
Jennifer I. McNealey	50	Director
Andrew Regan	58	Director

Executive Officers

David Tapolczay. Dr. Tapolczay has more than 20 years of experience in research and development management. He has served as our Chief Executive Officer and a member of the board of directors since September 2023. He was a co-founder and served as the Chief Executive Officer a member of the board of directors of Old Conduit from 2019 until the Business Combination in September 2023. He served as Chief Executive Officer of St George Street Capital, a United Kingdom-based medical research charity that is a business partner to Conduit, from July 2018 to September 2023. He also serves as Chief Executive Officer of Medeor Pharma Ltd, a pharmaceutical consultancy company, a position which he has held since 2006.

From February 2008 to December 2018, he served as Chief Executive Officer at LifeArc (formerly the Medical Research Counsel Technology Group (MRCT)), a United-Kingdom based charity advancing lab-based scientific discoveries to a point at which they can be developed into the next generation of diagnostics, treatments and cures. He previously served as joint worldwide head of chemistry for Zeneca Agrochemicals, a research and development unit of AstraZeneca, and as senior manager of chemical development for GlaxoSmithKlein plc, a pharmaceutical and biotechnology company. Dr. Tapolczay served as Executive Vice President at Cambridge Discovery Chemistry, where he was responsible for the rapid growth of Cambridge Discovery Chemistry and was a key figure in two successful sales of that company, the first to Oxford Molecular and the second to Millennium Pharmaceuticals. After this last acquisition, Dr. Tapolczay was Senior Vice President of Pharmaceutical Sciences at Millennium Pharmaceuticals, with responsibility for over 230 scientists. On leaving Millennium, Dr. Tapolczay was a founder and Chairman of Pharmorphix Ltd., which was acquired by Sigma Aldrich Fine Chemicals in August 2006. He has also been involved with the start-up of five companies, all of which are still trading and one of which has been AIM listed. He was VP of Technology Development for GSK Pharmaceuticals from December 2005 to April 2007. He was awarded visiting Professorial Chair in Chemistry at Sussex University from August 1999 to May 2007 and has previously held the position of visiting lecturer at Nottingham, Reading and Durham Universities and a member of both the Technical Opportunities Panel and the User Panel of the EPSRC. He holds a BSc Hons and PhD in Chemistry from the University of Southampton. Dr. Tapolczay also completed his Post-Doctoral Experience in Organic Chemistry from the University of Oxford. Dr. Tapolczay was selected to serve on our board of directors following the Business Combination based on his deep knowledge of Conduit, his extensive experience in research and development of clinical assets, and his in-depth knowledge of the pharmaceutical industry.

Adam Sragovicz. Mr. Sragovicz has served as our Chief Financial Officer since October 2021. Mr. Sragovicz served as a director of the Company from December 2021 until September 2023. Mr. Sragovicz served as the Chief Financial Officer of Presidio Property Trust, Inc. from January 2018 until September 2023. He previously served as Senior Vice President, Finance of Presidio Property Trust, Inc. since May 2017. Before joining Presidio Property Trust, Inc., Mr. Sragovicz served as Treasurer of Encore Capital Group from 2011 to 2017, where he was responsible for global capital raising, foreign exchange risk management and cash management. Mr. Sragovicz has also held capital markets, finance, and treasury management positions with KPMG, Union Bank of California / MUFG and Bank of America Merrill Lynch. Mr. Sragovicz is the Director of the Yale Alumni Schools Committee in San Diego and previously sat on the board of Congregation Adat Yeshurun. Mr. Sragovicz is a graduate of Yale University with a Bachelor of Arts degree in Soviet and Eastern European Studies, with a concentration in Economics.

Directors

Freda Lewis-Hall, M.D., DFAPA. Dr. Lewis-Hall has served as a member of our board of directors since September 2023. She served as Senior Medical Advisor to the CEO of Pfizer Inc., or Pfizer, from December 2019 until her retirement in March 2020. Before assuming that responsibility, from January 2019, Dr. Lewis-Hall served as Chief Patient Officer and Executive Vice President of Pfizer, beginning January 2019. Dr. Lewis-Hall began her service with Pfizer as its Chief Medical Officer from 2009 to January 2019. Prior to joining Pfizer in 2009, Dr. Lewis-Hall held various senior leadership positions including Chief Medical Officer and Executive Vice President, Medicines Development at Vertex Pharmaceuticals Incorporated from June 2008 to May 2009; Senior Vice President, U.S. Pharmaceuticals, Medical Affairs for Bristol-Myers Squibb Company from 2003 until May 2008; Vice President Research and Development at Pharmacia Corporation from 2002-2003; Product Team Leader at Pharmacia and Eli Lilly and Company from 1998 to 2002; Director of Lilly Center for Women’s Health from 1996-1999, and Clinical Research Physician at Eli Lilly from 1994 through 1996. In October 2021, Dr. Lewis-Hall became a member of the board of directors for Pyxis Oncology (PYXS), (where she serves as a member of the Nominating and Corporate Governance Committee). She has been a member of the board of directors for Exact Sciences Corporation (EXAS) since April 2020, where she serves as a member of the Human Capital and Innovation, Technology and Pipeline Committees; a member of 1LifeHealthCare, Inc.(ONEM) board since November 2019, serving as a member of the Nominating and Corporate Governance Committee; a member of the board of directors for Milliken & Company since July 2019, as a member of the Audit and HR and Compensation Committees;, and as a member of the board of directors of SpringWorks Therapeutics, Inc. (SWTX) since 2017, serving as the chair of the Nominating and Governance Committee. Dr. Lewis-Hall served as a member of the board of directors for Tenet Healthcare Corporation (THC) from 2014 to 2017. Dr. Lewis-Hall holds an M.D. from Howard University College of Medicine and a B.A. in natural sciences from the Johns Hopkins University. Conduit believes Dr. Lewis-Hall is qualified to serve on the board of directors based on her expertise and experience in the biopharmaceutical industry and her leadership experience as a senior executive at various biopharmaceutical companies.

James (“Jamie”) Bligh. Mr. Bligh has served as a member of our board of directors since September 2023, and also currently serves as our Senior Vice President – Strategy. He was a co-founder of Conduit Pharmaceuticals Limited in 2019 and has served as a member of its board of directors since its inception. From 2008 to 2019, Mr. Bligh worked closely with investment vehicle Corvus Capital Limited, including as a Partner, where he led a number of reverse takeover transactions, stock market listings, initial public offerings, secondary fundraisings, and merger transactions. Mr. Bligh’s prior transaction experience includes advising several special purpose acquisition vehicles in listing on the London Stock Exchange, including the listing of Bermele Plc, a special purpose acquisition vehicle, and the subsequent acquisition of Bermele by East Imperial Pte. Ltd., a global purveyor of ultra-premium beverages, in June 2019; the listing of Leverett Plc, which subsequently acquired Nuformix Plc, a pharmaceutical development company targeting unmet medical needs in fibrosis and oncology via drug repurposing; and Cizzle Biotechnology Holdings PLC, a UK-based diagnostics developer. Jamie previously served as a director of Bermele Plc from June 2021 through February 2022; Mertz Plc from January 2021 through March 2022; and East Imperial Pte. Ltd. from September 2017 through April 2018. Jamie graduated from the University of Bristol with a BSc in Economics & Finance. Mr. Bligh was selected to serve on our board of directors following the Business Combination based on his past experience with business development, capital raising, financings, public offerings and other strategic transactions, including mergers and acquisitions.

Faith L. Charles. Ms. Faith L. Charles has served as a member of our board of directors since September 2023. She has been a corporate transactions and securities partner at the law firm of Thompson Hine LLP since 2010. She leads Thompson Hine’s Life Sciences practice and co-heads the securities practice, advising public and emerging biotech and pharmaceutical companies in the U.S. and internationally. Ms. Charles negotiates complex private and public financing transactions, mergers and acquisitions, licensing transactions and strategic collaborations. She serves as outside counsel to a myriad of life sciences companies and is known in the industry as an astute business advisor, providing valuable insights into capital markets, corporate governance and strategic development. Ms. Charles has been a member of the board of directors of: CNS Pharmaceuticals, Inc. (Nasdaq: CNSP), a biotechnology company developing novel treatments for cancers of the brain and central nervous system, since December 2022; Avenue Therapeutics, Inc. (Nasdaq: ATXI), a specialty pharmaceutical company specializing in developing and commercializing therapies for the treatment of the central nervous system, since May 2022; and Abeona Therapeutics, Inc. (Nasdaq: ABEO), a fully integrated gene and cell therapy company, since March 2021. Ms. Charles serves as Chair of CNS Pharmaceuticals, on the Audit Committee of Avenue Therapeutics and on the Audit Committee and as the Chair of the Nominating and Governance Committee of Abeona Therapeutics. From 2018 until October 2021, Ms. Charles served on the Board of Directors and as a member of the Audit Committee and Chair of the Compensation Committee of Entera Bio Ltd., a publicly-traded biotechnology company. Ms. Charles founded the Women in Bio Metro New York chapter and chaired the chapter for five years. She also served on the national board of Women in Bio. Ms. Charles is also a member of the board of Red Door Community (formerly Gilda’s Club New York City.) She has been recognized as a Life Sciences Star by Euromoney’s LMG Life Sciences, has been named a BTI Client Service All-Star, and was named by Crain’s New York Business to the list of 2020 Notable Women in the Law. Ms. Charles holds a J.D degree from The George Washington University Law School and a B.A. in Psychology from Barnard College, Columbia University. Ms. Charles is a graduate of Women in Bio’s Boardroom Ready Program, an Executive Education Program taught by The George Washington University School of Business. Ms. Charles’ qualifications to serve on our Board include her leadership skills and her vast legal experience representing companies in the biotech and pharmaceutical field.

Chele Chiavacci Farley. Ms. Chele Chiavacci Farley has served on our board of directors since the closing of our initial public offering. She currently serves as a partner and managing director of Mistral Capital International (“Mistral”), a private equity firm, that she has been a part of since 1995. In her role as Partner and Managing Director of Mistral, Ms. Farley originates, evaluates and executes equity investment opportunities, creates and implements deal and financial structures, negotiates with banks for credit facilities, and oversees management. Ms. Farley is the President and a member of the Board of Directors and Management Committee of Palmilla San Jose Inmobiliaria, the Master Developer of the luxury Palmilla resort development in Cabo San Lucas, Mexico. Prior to Mistral, Ms. Farley was Vice President of Tricap International from 1994 to 1995. From 1992 to 1994, Ms. Farley was an Associate at UBS Capital Corporation, and analyzed and evaluated principal investment and financing opportunities for the firm’s internal $1 billion fund. Ms. Farley began her career as a Financial Analyst in the Global Finance department - Energy and Telecom Group of Goldman, Sachs & Co. Ms. Farley has also had an active political career. In 2020, Ms. Farley ran for election to the U.S. House of Representatives to represent New York’s 18th Congressional district. In 2018, Ms. Farley ran for election to the U.S. Senate to represent New York. Ms. Farley graduated from Stanford University with a B.S. and M.S. in Industrial Engineering. She is a member of YPO - Young Presidents’ Organization. Ms. Farley was selected to serve on our board of directors following the Business Combination based on her past experience with business development, capital raising, financings, and banking.

Jennifer I. McNealey. Ms. Jennifer I. McNealey has served as a member of our board of directors since September 2023. She has served as the Chief Financial Officer of Abdera Therapeutics Inc., a biotechnology company developing targeted radiotherapeutics since January 2023. Prior to Abdera, Ms. McNealey served as CFO of Codex DNA, Inc. (now Telesis Bio Inc.) from March 2021 until July 2022, and assisted that company through its initial public offering in 2021. From February 2015 to March 2021, Ms. McNealey served as Vice President of Investor Relations and Strategy at Calithera Biosciences, Inc., a development stage biotechnology company. Ms. McNealey guided Calithera through multiple equity raises including its initial public offering and secondary raises. Previously she served on the boards of Enzon Pharmaceuticals, Inc. from November 2013 to November 2021 and of Antibe Therapeutics, Inc. From 2020 to 2024. In 2005, Ms. McNealey founded and launched Laurient, an equity research and competitive intelligence tool for the biotechnology investment community. Prior to founding Laurient, Ms. McNealey served as an equity analyst and portfolio manager at Franklin Templeton and Morgan Stanley, each with a focus in investing in public biotechnology companies. Ms. McNealey earned an MHA from the Sloan Program in healthcare administration and a BA in psychology from Cornell University. Ms. McNealey was selected to serve on our board of directors following the Business Combination based on her service as a member of the management team of another public company, as well as her extensive experience in the biotechnology and pharmaceutical industries.

Andrew Regan. Dr. Regan is a British born polar explorer and entrepreneur. He has served as a member of our board of directors since September 2023. He was a co-founder of Conduit Pharmaceuticals Limited and has served as a board member of Old Conduit since 2019. Dr. Regan also founded Corvus Capital Limited and has been its Chief Executive Officer since 2008. Corvus Capital is an investment vehicle that was previously listed on the London Stock Exchange prior to being taken private in 2008. Corvus Capital continues to invest in a number of industries and sectors. Dr. Regan also has experience as an investor in a number of public and private companies, including ASOS.com Ltd, a global online fashion and beauty retailer, Virtual Internet, an IT services company that specializes in hosting infrastructure such as VMWare cloud hosting and Managed and Dedicated Servers, and Imperial Energy Corporation plc, an upstream oil and gas exploration and production company. Prior to that, Dr. Regan was the Chief Executive Officer of Hobson Plc, which was listed on the London Stock Exchange, until its sale in 1996 through a cash takeover. Dr. Regan has a strong interest in the use of bio-inspired science to create solutions for present day problems. In 2014, he was awarded a PhD from Oxford Brookes University for his research in writing and developing a bio-inspired algorithm for forecasting the financial markets. He is passionate about the polar regions and is an accomplished polar explorer having led a number of expeditions to both the Arctic and Antarctica. Dr. Regan was selected to serve on our board of directors following the Business Combination based on his knowledge of Old Conduit and his extensive experience in investing, financing, overseeing and developing companies.

Board Composition

Our business and affairs are organized under the direction of our board of directors. The board of directors will meet on a regular basis and additionally as required. In accordance with the terms of the amended and restated certificate of incorporation, the board of directors may establish the authorized number of directors from time to time by resolution. Our board of directors currently consists of seven directors.

Director Independence

Under the Nasdaq listing standards, a majority of the members of our board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Company’s board of directors affirmatively determined that all of the Company’s directors, except for Messrs. Bligh, Tapolczay, and Regan are independent directors within the meaning of the applicable Nasdaq listing standards. A majority of the members of the board of directors and all members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are independent directors under the applicable Nasdaq listing standards.

Board Leadership Structure

The board of directors is responsible for the control and direction of the Company. We separate the positions of Chairperson of the board of directors and Chief Executive Officer of the Company. Dr. Lewis-Hall serves as the Chairperson of the board of directors and Dr. Tapolczay serves as the Chief Executive Officer of the Company and as a member of the board of directors. The board of directors believe that this structure serves us well by maintaining a link between management, through Dr. Tapolczay’s membership on the board of directors, and the non-executive directors led by Dr. Lewis-Hall in her role as a non-executive Chairperson.

Board Oversight of Risk

One of the key functions of our board of directors is to conduct informed oversight of our risk management process. The board of directors does not anticipate having a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of the board of directors that address risks inherent in their respective areas of oversight. In particular, the board of directors will be responsible for monitoring and assessing strategic risk exposure and the Audit Committee will have the responsibility to consider and discuss the Company’s major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. The Compensation Committee assesses and monitors whether our compensation plans, policies, and programs comply with applicable legal and regulatory requirements.

Committees of the Board of Directors

The board of directors has formed the committees described below. Each of the committees operates pursuant to a written charter adopted by the committee or our board of directors. Each charter sets forth the committee’s specific functions and responsibilities. The board of directors of may from time to time establish other committees.

Audit Committee

The Audit Committee assists the board of directors with its oversight of the integrity of the financial statements; the compliance with legal and regulatory requirements; the qualifications, independence and performance of the independent registered public accounting firm; the design and implementation of the financial risk assessment and risk management. Among other things, the Audit Committee is responsible for reviewing and discussing with management the adequacy and effectiveness of disclosure controls and procedures. The Audit Committee also discusses with management and independent registered public accounting firm the annual audit plan and scope of audit activities, scope, and timing of the annual audit of the financial statements, and the results of the audit, quarterly reviews of the financial statements and, as appropriate, initiates inquiries into certain aspects of the financial affairs.

The Audit Committee is responsible for establishing and overseeing procedures for the receipt, retention, and treatment of any complaints regarding accounting, internal accounting controls or auditing matters, as well as for the confidential and anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. In addition, the Audit Committee has direct responsibility for the appointment, compensation, retention, and oversight of the work of the independent registered public accounting firm. The Audit Committee has sole authority to approve the hiring and discharging of the independent registered public accounting firm, all audit engagement terms and fees and all permissible non-audit engagements with the independent auditor. The Audit Committee reviews and oversees all related party transactions in accordance with policies and procedures.

The Audit Committee is comprised of three members: Ms. Farley (Chairperson), Dr. Lewis-Hall, and Ms. McNealey. Each member of the Audit Committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations and each member is financially literate. In addition, the board of directors has determined that each of Ms. Farley and Ms. McNealey is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act.

Compensation Committee

The Compensation Committee assists the board of directors with its oversight of the forms and amount of compensation for executive officers (including officers reporting under Section 16 of the Exchange Act), the administration of equity and non-equity incentive plans for employees and other service providers and certain other matters related to compensation programs. The Compensation Committee, among other responsibilities, evaluates the performance of our Chief Executive Officer and, in consultation with the Chief Executive Officer, evaluates the performance of other executive officers (including officers reporting under Section 16 of the Exchange Act).

The Compensation Committee is comprised of three members: Ms. Charles (Chairperson), Ms. Farley, and Ms. McNealey. The composition of the Compensation Committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations. Each member of the Compensation Committee is a “non-employee” director within the meaning of Rule 16b-3 promulgated under the Exchange Act.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee assists the board of directors with its oversight of and identification of individuals qualified to become members of the board of directors, consistent with criteria approved by the board of directors, and selects, or recommends that the board of directors selects, director nominees; develops and recommends to the board of directors a set of corporate governance guidelines; oversees the evaluation of the board of directors; and reviews the environmental, safety, sustainability, and corporate social responsibility policies, objectives, and practices on a periodic basis.

The Nominating and Corporate Governance Committee is comprised of two members: Dr. Lewis-Hall (Chairperson) and Ms. Charles. The composition of the Nominating and Corporate Governance Committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during fiscal year 2023, or at any other time, one of our officers or employees. None of our executive officers have served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our board of directors or member of our Compensation Committee.

Family Relationships

There are no family relationships among our directors and executive officers.

Code of Conduct

We adopted a written Code of Conduct applicable to all of our directors, officers, and employees, which is available on the Company’s website at http://www.conduitpharma.com. Our Internet website address is provided as an inactive textual reference only. The Code of Conduct covers fundamental ethical and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of property and information, and compliance with legal and regulatory requirements. The Code of Conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Conduct on its corporate website.

Director and Officer Liability and Indemnification

We have purchased directors’ and officers’ liability insurance and have entered into indemnification agreements with each of directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and amended and restated bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Insider Trading Policy

The use of material non-public information in securities transactions or the communication of such information to others who use it in securities trading (“Tipping”) violates the federal securities laws. Such violations are likely to result in harsh consequences for the individuals involved including exposure to investigations by the SEC, criminal and civil prosecution, disgorgement of any profits realized or losses avoided through use of the non-public information and penalties equal to three times such profits or losses. Further, insider trading violations expose the Company, its management, and other personnel acting in supervisory capacities to potential civil liabilities and penalties for the actions of employees under their control who engage in Insider Trading violations.

Our Insider Trading Policy (the “Insider Trading Policy”) prohibits our executive officers, the non-employee members of our board of directors and certain other employees from engaging in the following transactions:

●	selling any of our securities that they do not own at the time of the sale (referred to as a “short sale”);

●	passing material nonpublic information on to others or recommending that another engage in transactions in any securities that they have information on;

●	buying or selling puts, calls, other derivative securities of the Company or any derivative securities that provide the economic equivalent of ownership of any of our securities or an opportunity, direct or indirect, to profit from any change in the value of our securities or engaging in any other hedging transaction with respect to our securities;

●	using our securities as collateral in a margin account; and

●	pledging our securities as collateral for a loan (or modifying an existing pledge).

As of the date of this Form 10-K, none of our executive officers or non-employee directors have previously engaged in any hedging or pledging transaction involving our securities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except for the Form 4 filed by Freda Lewis-Hall on December 14, 2023 reporting a stock option issued on December 1, 2023. The delinquent filing was inadvertent.

Item 11. Executive Compensation

Fiscal 2023 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer and our principal financial officer, who constitute all of our executive officers, for fiscal 2023 and fiscal 2022. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	STOCK AWARDS (1) ($)	OPTION AWARDS (1) ($)	NONEQUITY INCENTIVE PLAN COMPENSATIONS ($)	ALL OTHER COMPENSATION	TOTAL ($)
David Tapolczay Chief Executive Officer and Director	2023	$139,933	$-	$1,203,239	$-	$-	$1,343,172
	2022	$-	$-	$-	$-	$-	$-
Adam Sragovicz, Chief Financial Officer	2023	$116,667	$410,743	$-	$-	$-	$527,410
	2022	$-	$-	$-	$-	$-	$-

(1)	Amounts in these columns represent the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”) for stock awards and option awards granted in 2023. On December 1, 2023, David Tapolczay received a stock option to purchase 298,179 shares of Common Stock ; and Adam Sragovicz received a restricted stock unit award covering 74,545 shares of Common Stock. The closing price of our common stock on the grant date was $5.51 per share.

Employment Agreements

We entered into employment agreements with our named executive officers on September 22, 2023, which was the closing date of the Business Combination. These agreements are summarized below.

Dr. Tapolczay

On September 22, 2023, we entered into an employment agreement (the “Tapolczay Employment Agreement”) with Dr. Tapolczay, pursuant to which he serves as our Chief Executive Officer of and a member of our board of directors.

Under the Tapolczay Employment Agreement, Dr. Tapolczay is entitled to (i) an annual base salary of $550,000, and (ii) a target annual bonus opportunity equal to 50% of his base salary, payable based on the achievement of performance objectives as determined by our board of directors. In addition, the Tapolczay Employment Agreement provides that Dr. Tapolczay is entitled to receive a sign-on stock option award to purchase 0.40% of the shares of our Common Stock pursuant to the terms of the 2023 Stock Incentive Plan, which shall vest in equal annual installments on the first four anniversaries of the Business Combination.

The Tapolczay Employment Agreement provides that if we terminate Dr. Tapolczay’s employment other than for cause or disability, or if he terminates his employment for good reason, in either case other than the change in control protection period (described below), he would be entitled to receive (i) continued payment of his annual base salary for 12 months following the date of termination, (ii) a lump sum payment of his annual cash performance bonus that had been earned by him for a completed fiscal year or other measuring period but that had not yet been paid to him as of the date of termination, (iii) a lump sum payment equal to his then target annual bonus opportunity, pro-rated based on the total number of days elapsed in the calendar year through the date of termination, (iv) payment or reimbursement of the COBRA premiums for him and his eligible dependents, or if COBRA is not available under our group health plan, a cash amount equal to such payments or reimbursements (in either case, less the premiums he was paying for such coverage while employed), until the earliest of (x) the last day of the applicable salary continuation period specified above, or (y) the date he becomes eligible for comparable health insurance coverage under a subsequent employer’s group health plan; and (v) accelerated vesting of such number of his unvested equity awards as would have vested had he remained employed during the 12-month period following his date of termination (provided, however, that, any equity awards that vest in whole or in part based on the attainment of performance-vesting conditions shall be governed by the terms of the applicable award agreement).

The Tapolczay Employment Agreement provides that if we terminate Dr. Tapolczay’s employment other than for cause or disability, or if he terminates his employment for good reason, in either case within three months prior to or 12 months after a change in control (such period, the change in control period), he would be entitled to receive (i) continued payment of his annual base salary for 18 months following the date of termination, (ii) a lump sum payment of his annual cash performance bonus that had been earned by him for a completed fiscal year or other measuring period but that had not yet been paid to him as of the date of termination, (iii) a lump sum payment equal to 150% of his then target annual bonus opportunity (without pro-ration), (iv) payment or reimbursement of the COBRA premiums for him and his eligible dependents, or if COBRA is not available under our group health plan, a cash amount equal to such payments or reimbursements (in either case, less the premiums he was paying for such coverage while employed), until the earliest of (x) the last day of the applicable salary continuation period specified above, or (y) the date he becomes eligible for comparable health insurance coverage under a subsequent employer’s group health plan; and (v) accelerated vesting of 100% of his unvested equity awards (provided, however, that, any equity awards that vest in whole or in part based on the attainment of performance-vesting conditions shall be governed by the terms of the applicable award agreement).

Additionally, to the extent that any payment or benefit received in connection with a change in control would be subject to an excise tax under Section 4999 of the Code, such payments and/or benefits will be subject to a “best pay cap” reduction if such reduction would result in a greater net after-tax benefit to the executive than receiving the full amount of such payments.

In exchange for the severance benefits described above, Dr. Tapolczay must (i) sign and not revoke a release of claims in favor of the Company, (ii) comply with his proprietary information and inventions assignment agreement, (iii) refrain from soliciting employees of the Company for a period of one year after his termination of employment, and (iv) comply with the other provisions of the Tapolczay Employment Agreement.

Mr. Sragovicz

On September 22, 2023, we entered into an employment agreement (the “Sragovicz Employment Agreement”) with Adam Sragovicz, pursuant to which he serves as our Chief Financial Officer.

Under the Sragovicz Employment Agreement, Mr. Sragovicz is entitled to (i) an annual base salary of $400,000, and (ii) a target annual bonus opportunity equal to 40% of his base salary, payable based on the achievement of performance objectives as determined by our board of directors. In addition, the Sragovicz Employment Agreement provides that Mr. Sragovicz is entitled to receive a sign-on restricted stock unit award covering 0.10% of the shares of our Common Stock pursuant to the terms of the 2023 Stock Incentive Plan, which shall vest in equal annual installments on each of the first three anniversaries of the Business Combination.

The Sragovicz Employment Agreement provides that if we terminate Mr. Sragovicz’s employment other than for cause or disability, or if he terminates his employment for good reason, in either case other than the change in control protection period (described below), he would be entitled to receive (i) continued payment of his annual base salary for nine months following the date of termination, (ii) a lump sum payment of his annual cash performance bonus that had been earned by him for a completed fiscal year or other measuring period but that had not yet been paid to him as of the date of termination, (iii) a lump sum payment equal to his then target annual bonus opportunity, pro-rated based on the total number of days elapsed in the calendar year through the date of termination, (iv) payment or reimbursement of the COBRA premiums for him and his eligible dependents, or if COBRA is not available under our group health plan, a cash amount equal to such payments or reimbursements (in either case, less the premiums he was paying for such coverage while employed), until the earliest of (x) the last day of the applicable salary continuation period specified above, or (y) the date he becomes eligible for comparable health insurance coverage under a subsequent employer’s group health plan; and (v) accelerated vesting of such number of his unvested equity awards as would have vested had he remained employed during the nine-month period following his date of termination (provided, however, that, any equity awards that vest in whole or in part based on the attainment of performance-vesting conditions shall be governed by the terms of the applicable award agreement).

The Sragovicz Employment Agreement provides that if we terminate Mr. Sragovicz’s employment other than for cause or disability, or if he terminates his employment for good reason, in either case within three months prior to or 12 months after a change in control (such period, the change in control period), he would be entitled to receive (i) continued payment of his annual base salary for 12 months following the date of termination, (ii) a lump sum payment of his annual cash performance bonus that had been earned by him for a completed fiscal year or other measuring period but that had not yet been paid to him as of the date of termination, (iii) a lump sum payment equal to 100% of his then target annual bonus opportunity (without pro-ration), (iv) payment or reimbursement of the COBRA premiums for him and his eligible dependents, or if COBRA is not available under our group health plan, a cash amount equal to such payments or reimbursements (in either case, less the premiums he was paying for such coverage while employed), until the earliest of (x) the last day of the applicable salary continuation period specified above, or (y) the date he becomes eligible for comparable health insurance coverage under a subsequent employer’s group health plan; and (v) accelerated vesting of 100% of his unvested equity awards (provided, however, that, any equity awards that vest in whole or in part based on the attainment of performance-vesting conditions shall be governed by the terms of the applicable award agreement).

Additionally, to the extent that any payment or benefit received in connection with a change in control would be subject to an excise tax under Section 4999 of the Code, such payments and/or benefits will be subject to a “best pay cap” reduction if such reduction would result in a greater net after-tax benefit to the executive than receiving the full amount of such payments.

In exchange for the severance benefits described above, Mr. Sragovicz must (i) sign and not revoke a release of claims in favor of the Company, (ii) comply with his proprietary information and inventions assignment agreement, (iii) refrain from soliciting employees of the Company for a period of one year after his termination of employment, and (iv) comply with the other provisions of the Sragovicz Employment Agreement.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards held by our named executive officers as of December 31, 2023, the end of our fiscal year.

	OPTION AWARDS (1)
NAME	OPTION OR STOCK AWARD GRANT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	EQUITY INCENTIVE PLAN AWARD: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (2) (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($) (3)
David Tapolczay	12/1/2023	-	-	298,179	$5.51	11/30/2033	298,179	1,356,714
Adam Sragovicz	12/1/2023	-	-	-	$-	N/A	74,545	339,180

(1)	The stock option vests as to 1/4 of the underlying shares on each of the first four anniversaries of the vesting commencement date, which is September 22, 2023.

(2)	The restricted stock unit award vests as to 1/3 of the underlying shares on each of the first three anniversaries of the vesting commencement date, which is September 22, 2023.

(3)	Calculated by multiplying the number of restricted stock units by $4.55, the closing market price of our common stock on December 29, 2023, the last trading day of our most recently completed fiscal year.

2023 Stock Incentive Plan

On September 20, 2023, MURF stockholders approved the Conduit Pharmaceuticals Inc. 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan permits our board of directors or compensation committee to grant may grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, other stock- or cash-based awards and dividend equivalents, or any combination thereof, to officers, employees, directors or consultants of the Company.

Subject to adjustment for stock splits or similar events, the 2023 Plan initially reserved 11,497,622 shares of Common Stock for issuance pursuant to awards, plus an annual increase on the first day of each calendar year beginning in 2024 and ending in 2033 equal to the lesser of (i) 5% of the shares of Common Stock outstanding on the last day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by our board of directors.

The Company filed with the SEC a registration statement on Form S-8 covering all of the shares of Common Stock issuable under the 2023 Plan. On January 10, 2024, the Company filed a registration statement on Form S-8 that increased the number of shares of Common Stock available for issuance under the 2023 Plan by 3,691,476 shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides a summary of the securities authorized for issuance under our equity compensation plans as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)(2)	(c)

Equity compensation plans approved by security holders
2023 Plan	1,146,264	$5.51	10,351,358

Equity compensation plans not approved by security holders	-	-	-
Total	1,146,264	$5.51	10,351,358

(1)	This column reflects 1,071,719 shares issuable upon the exercise of outstanding stock options and 74,545 shares issuable upon the vesting and payment of time-based restricted stock units (“RSUs”).

(2)	Excludes the RSUs referred to in note 1 above because they have no exercise price.

Director Compensation

The following table sets forth the compensation we paid to our non-employee directors during fiscal 2023:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	TOTAL ($)

James Bligh	$424,739	$-	$902,428	$-	$-	$108,606	$1,435,773
Faith L. Charles	$12,250	$-	$255,180	$-	$-	$-	$208,809
Chele Chiavacci Farley	$13,750	$-	$255,180	$-	$-	$-	$267,430
Freda Lewis-Hall	$20,125	$-	$255,180	$-	$-	$-	$275,305
Jennifer I. McNealey	$11,875	$-	$255,180	$-	$-	$-	$267,055
Andrew Regan	$599,047	$-	$-	$-	$-	$243,034	$842,081

(1)	Amounts in this column represents the aggregate grant date fair value, determined in accordance with FASB ASC Topic 718, of option awards granted to participating non-employee directors on December 1, 2023. For a description of the assumptions we used to calculate these amounts, see Note 10 to the consolidated financial statements included in this Annual Report. As of December 31, 2023, each non-employee director (other than Dr. Regan, who waived his right to receive equity grants) held a stock option to purchase 65,000 shares of our Common Stock, with an exercise price equal to $5.51 per share. Each stock option vests as to 1/3 of the underlying shares on each of the first three anniversaries of the vesting commencement date, which is September 22, 2023.

Compensation Program for the Board of Directors

We adopted a compensation program for our board of directors, which became effective upon completion of the Business Combination. Under the compensation program, the non-employee directors will receive the following annual cash retainers for their service on the board of directors and its committees:

●	$35,000 for each non-employee director;

●	$30,000 for the Chairperson of the board of directors;

●	$15,000 for the chair of the Audit Committee and $7,500 for each of the other members of that committee;

●	$10,000 for the chair of the Compensation Committee and $5,000 for each of the other members of that committee; and

●	$8,000 for the chair of the Nominating and Corporate Governance Committee and $4,000 for each of the other members of that committee.

In addition, each non-employee director who is initially elected or appointed to the board of directors on or after the completion of the Business Combination will automatically be granted on the day of such first election or appointment a stock option to purchase 65,000 shares of our Common Stock (the “Initial Award”) (provided that the Initial Award with respect to each non-employee director who initially is elected or appointed to the board at the closing of the Business Combination shall be granted upon the effectiveness of the Form S-8 with respect to the our Common Stock issuable under the 2023 Stock Incentive Plan). Each Initial Award will vest and become exercisable in substantially equal installments on each of the first three anniversaries of the date of grant, subject to the non-employee director continuing in service on the board of directors through each such vesting date.

A non-employee director who is serving on the board of directors as of the date of any annual meeting after the effective date of the new program, and who will continue to serve as a non-employee director immediately following such meeting, will automatically be granted on the date of such annual meeting a stock option to purchase 32,500 shares of our Common Stock, which amount is pro-rated for new directors to reflect their service since the last annual meeting (the “Annual Award”). Each Annual Award will vest and become exercisable on the earlier of (i) the first anniversary of the date of grant, or (ii) the date immediately prior to the next annual meeting of the Company’s stockholders following the date of grant, subject to the non-employee director continuing in service on the board of directors through such vesting date.

Upon a change in control, all outstanding equity awards that are held by a non-employee director shall become fully vested and exercisable. Board members who are also employees of the Company, such as Dr. Tapolczay and Mr. Bligh, are not eligible to participate in the non-employee director compensation program described above and did not receive any compensation for service on the board of directors. Moreover, Dr. Regan waived his right to receive equity awards under the program.

The 2023 Plan provides that the sum of the grant date fair value of all equity-based awards and the maximum amount of cash that may become payable to any individual for services as a non-employee director during any calendar year may not exceed $750,000, increased to $1,000,000 in the calendar year of a non-employee director’s initial service as a non-employee director. The plan administrator may make exceptions to this limit for individual non-employee directors in extraordinary circumstances, as the plan administrator may determine in its discretion, provided that the non-employee director receiving such additional compensation may not participate in the decision to award such compensation or in other contemporaneous compensation decisions involving non-employee directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth beneficial ownership of the Company’s Common Stock as of April 16, 2024 by:

●	each person known to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company;

●	each of the Company’s executive officers and directors; and

●	all of the Company’s current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of April 16, 2024. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of April 16, 2024 or subject to restricted stock units that vest within 60 days of April 16, 2024 are considered outstanding and beneficially owned by the person holding such warrants, options, or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to the Company, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed in the table below is c/o Conduit Pharmaceuticals Inc., 4995 Murphy Canyon Road, Suite 300, San Diego, California 92123.

The beneficial ownership of our Common Stock is based on 73,829,536 shares of Common Stock issued and outstanding as of April 16, 2024, which number excludes the shares of Common Stock issuable upon exercise of the warrants. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of the shares shown to be beneficially owned by them.

Name and Address of Beneficial Owner	Number of shares of Common Stock		% of Common Stock*	% of Total Voting Power*
Directors and executive officers
James Bligh	223,634		* %	* %
Faith L. Charles	65,000		* %	* %
Chele Chiavacci Farley	95,000	(1)	* %	* %
Freda Lewis-Hall	2,585,311	(2)	3.5%	3.4%
Jennifer I. McNealey	65,000		* %	* %
Andrew Regan	45,593,799	(3)	61.8%	61.8%
Adam Sragovicz	74,545		* %	* %
David Tapolczay	2,301,503	(7)	3.1%	2.7%
All directors and executive officers as a group (8 individuals)	51,003,792		68.3%	67.9%

Other 5% beneficial owners
Corvus Capital Limited	45,593,799	(3)	62.6%	62.6%
Murphy Canyon Acquisition Sponsor, LLC(4)	4,724,250		6.5%	6.5%
St George Street Capital(5)	4,749,816		6.5%	6.5%
Nirland Limited(6)	6,231,753		8.3%	8.3%

*	Indicates beneficial ownership of less than 1%.

(1)	Consists of (i) 75,000 shares of Common Stock, and (ii) warrants to purchase 15,000 shares of Common Stock.

(2)	Consists of 2,520,311 shares of Common Stock of which 2,003,324 were issued to Intelmed LLC, of which Dr. Lewis-Hall is the Managing Director and 516,987 shares of Common Stock received by Mr. Emerson Hall, Jr., Dr. Lewis-Hall’s spouse. By virtue of this relationship with both Intelmed LLC and her spouse, Dr. Lewis-Hall may be deemed to share beneficial ownership of the securities held of record by Intelmed LLC and Mr. Emerson Hall, Jr. Dr. Lewis-Hall disclaims any such beneficial ownership except to the extent of her pecuniary interest therein. The business address of Intelmed LLC is 11421 Golden Eagle Court Naples, Florida 34120.

(3)	Consists of (i) 66,650 shares of Common Stock held directly by Dr. Regan, (ii) 31,148,454 shares of Common Stock held by Corvus Capital Limited, and (iii) 14,378,695 shares of Common Stock held by Algo Holdings, Inc. Dr. Regan is the Chief Executive Officer of Corvus Capital Limited and Algo Holdings, Inc. is a wholly owned subsidiary of Corvus Capital Limited. By virtue of this relationship, Dr. Regan may be deemed to share beneficial ownership of the securities held of record by Corvus Capital Limited and Algo Holdings, Inc. Dr. Regan disclaims any such beneficial ownership except to the extent of his pecuniary interest therein. Certain of the shares identified may, in certain circumstances, be subject to transfer to Nirland Limited. The business address of Corvus Capital Limited is Floor 2, Willow House, Cricket Square PO Box 709 Grand Cayman KY1-1107, Cayman Islands.

(4)	According to a Schedule 13D/A filing made with the SEC on September 29, 2023, Murphy Canyon Acquisition Sponsor LLC (the “Sponsor”) is controlled by its sole and managing member NetREIT Advisors LLC (“NetREIT”). Jack Heilbron is the President of NetREIT and accordingly may be deemed to have beneficial ownership of securities reported herein. Mr. Heilbron disclaims any ownership of securities reported herein other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address of the Sponsor is 4995 Murphy Canyon Road, Suite 300, San Diego, California 92123

(5)	According to a Schedule 13G filing made with the SEC on September 29, 2023, St George Street Capital is charitable foundation organized under the laws of England and Wales. Our CEO, Mr. Tapolczay, is a Trustee of St George Street Capital but disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of St George Street Capital is Bates Wells Braithwaite, 10 Queen Street Place, London, United Kingdom EC4R 1BE.

89

(6)

Number of shares of Common Stock was communicated to the Company by Nirland Limited, and includes the shares of Common Stock and the warrants issued in the PIPE Financing. In addition, according to a Schedule 13G filing made with the SEC on October 2, 2023 (the “Nirland Schedule 13G”), Nirland Limited is wholly owned by Stockton Limited, a company registered in Guernsey (“Stockton Limited”), which is wholly owned by The Rowland Master Trust, a Guernsey trust (“The Rowland Master Trust”). Dovet Limited, a company registered in Guernsey (“Dovet Limited”), is the sole trustee of The Rowland Master Trust. By virtue of these relationships, each of Stockton Limited, The Rowland Master Trust and Dovet Limited may be deemed to share beneficial ownership of the securities held of record by Nirland Limited.

According to the Nirland Schedule 13G, the shares of Common Stock then beneficially owned included (i) 2,000,000 shares of Common Stock sold pursuant to that certain Subscription Agreement, dated September 22, 2023, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2023; (ii) 2,000,000 shares of Common Stock issuable upon exercise of that certain Common Stock Warrant, in substantially the form as the form of warrant filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2023, issued by the Company in favor of Nirland Limited, a company registered in Guernsey with company number 58804 of The Old Stables Rue a L’Or, St Peter Port, GUERNSEY GY1 1QG, which may be exercised at any time beginning 30 days after the completion of the Business Combination; and (iii) 2,520,311 shares of Common Stock purchased by Nirland Limited from St George Street Capital Limited, a limited liability company incorporated under the laws of the United Kingdom, pursuant to that certain share purchase agreement, dated as of September 22, 2023. Nirland may have a right to receive, in certain circumstances, certain shares of Common Stock beneficially owned by Corvus Capital.

The Nirland Schedule 13G reported that the address the business office of each of Nirland Limited, Stockton Limited, The Rowland Master Trust, and Dovet Limited is The Old Stables, Rue a l’Or, St Peter Port, GY1 1QG, Guernsey.

(7)	Represents 2,003,324 shares received pursuant to the Agreement and Plan of Merger, dated as of November 8, 2022 and as amended on January 27, 2023 and May 11, 2023, by and among the Company, Conduit and the Merger Sub, and 298,179 options to purchase shares of Common Stock that were granted on December 1, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements with directors and executive officers described under the sections titled “Executive Compensation” and “Management,” the following is a description of each transaction since January 1, 2022, and each currently proposed transaction, in which:

●	we have been or are to be a participant;

●	the amount involved exceeds or will exceed $120,000; and

●	any of our directors, executive officers, or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Policies and Procedures for Related Party Transactions

Our board of directors adopted a policy, at the closing of the Business Combination, with respect to the review, approval, and ratification of related party transactions. Under the policy, the audit committee of the board of directors is responsible for reviewing and approving related party transactions. In the course of its review and approval of related party transactions, the audit committee will consider the relevant facts and circumstances to decide whether to approve such transactions. In particular, the policy requires the audit committee to consider, among other factors it deems appropriate:

●	whether the transaction was undertaken in the ordinary course of business of the Company;

●	whether the related party transaction was initiated by the Company, a subsidiary, or the related party;

●	whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits to the Company of, the related party transaction;

●	if the approximate dollar value of the amount involved in the related party transaction, particularly as it relates to the related party;

●	the related party’s interest in the related party transaction;

●	whether the related party transaction would impair the independence of an otherwise independent director; and

●	any other information regarding the related party transaction or the related party that would be material to investors in light of the circumstances of the particular transaction

The audit committee may approve the related party transaction only if the audit committee determines in good faith that, under all of the circumstances, the transaction is in the best interests of the Company and its stockholders.

Founder Shares

On November 16, 2021, the Sponsor, Murphy Canyon Acquisition Sponsor LLC, previously an affiliate of MURF, purchased an aggregate of 4,312,500 shares of Common Stock for the aggregate price of $25,000 (the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, or 1,006,250 shares if the underwriters’ over-allotment was exercised in full, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming that, in the IPO, the Sponsor only purchased Class A common stock consisting of (i) the Founder Shares and (ii) the 754,000 shares of Class A common stock included in the units purchased by the Sponsor in connection with the IPO (together, the “Private Shares”). As a result of the underwriters’ election to exercise their over-allotment option, on January 26, 2022, the Sponsor surrendered and forfeited 1,006,250 Founder Shares. Following such forfeiture, the Sponsor held 3,306,250 Founder Shares.

The Sponsor agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of our initial business combination, and (B) subsequent to the initial business combination if we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our public stockholders having the right to exchange their public shares for cash, securities or other property. Notwithstanding the foregoing, the Sponsor shall have the right to transfer its ownership in the Founder Shares at any time to the extent that it determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940.

Private Units

Contemporaneously with the closing of the IPO and the exercise of the overallotment option, the Sponsor purchased an aggregate of 754,000 private units of MURF in a private placement at a price of $10.00 per private unit. Each private unit consists of one Private Share and one Private Warrant (the “Private Warrant”). The private units are identical to the units sold in the IPO except that the (a) the placement units and their component securities will not be transferable, assignable or saleable until October 22, 2023 except to permitted transferees and (b) the warrants and rights included as a component of the placement units, so long as they are held by the Sponsor or its permitted transferees, will be entitled to registration rights, respectively. Additionally, the warrants underlying the placement units contain a cashless exercise provision and shall be non-redeemable while held by the initial purchasers thereof or their permitted assignees. The Sponsor had agreed not to transfer, assign or sell any of the private units and underlying securities (except in connection with the same limited exceptions that the Private Shares may be transferred as described above) until after the Business Combination. In connection with completion of the Business Combination, the Sponsor transferred 45,000 placement units (15,000 each) to each of Messrs. Knuettell and Feinberg, former Directors of MURF, and Ms. Chiavacci Farley, former Director of MURF and current Director of Conduit.

Promissory Note to Sponsor

On November 4, 2021, the Sponsor issued an unsecured promissory note to the Company pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The promissory note was non-interest bearing and payable on the earlier of (i) the date on the Company consummates an initial public offering of its securities, or (ii) the date the Company determines not to conduct an initial public offering of its securities. As of December 31, 2021, there was $177,057 outstanding under the promissory note. The balance of the promissory note was paid in full and terminated on February 10, 2022.

Administrative Services Agreement

The Company entered into an agreement whereby, starting February 2, 2022, through December 2023, the Company paid Murphy Canyon Management Group, Inc., an affiliate of the Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the period from February 2, 2022 through December 31, 2023, the Company incurred and paid $230,000 for these services and continues to contract for these services to the present date.

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into a support agreement with the Sponsor pursuant to which the Sponsor agreed to, among other things, vote all of the shares of MURF common stock legally and beneficially owned by it in favor of the Business Combination. On September 20, 2023, the Sponsor voted all of the shares of MURF common stock then legally and beneficially owned by it in favor of the Business Combination.

PIPE Subscription Agreement

In September 2023, concurrently with the completion of the Business Combination, pursuant to the PIPE Subscription Agreement (the “PIPE Subscription Agreement “) for an aggregate purchase price of $20.0 million, the Company issued an aggregate of 2,000,000 shares of the Company’s Common Stock and PIPE Warrants (the “PIPE Warrants”) to purchase 2,000,000 shares of Company Common Stock. In conjunction with the execution of the PIPE Subscription Agreement, Corvus Capital and its affiliates entered into a participation and inducement agreement with the Private Placement Investor whereby Corvus agreed to provide certain payments and economic benefits to such investor in the event Corvus Capital sold or pledged in a debt transaction any of the shares it was receiving in the Business Combination. In certain circumstances, such investor may have a right to cause Corvus Capital to transfer certain of its shares to such investor.

The PIPE Subscription Agreement contains registration rights, pursuant to which within 15 business days after the closing of the PIPE Financing, the Company was required to use reasonable best efforts to file with the SEC a registration statement registering the resale of shares of the Company’s common stock. On October 17, 2023, the Company filed a registration statement on Form S-1 (SEC File No. 333-275056) to satisfy that contractual requirement, which registration statement was declared effective by the SEC on December 15, 2023.

The PIPE Warrants are exercisable until September 22, 2028 (five years after the completion of the Business Combination) and have an exercise price of $11.50 per share, subject to adjustment as set forth in the PIPE Warrants for stock splits, stock dividends, recapitalizations and similar customary adjustments. The Private Placement Investor may exercise each PIPE Warrant on a cashless basis if the shares underlying the PIPE Warrants are not then registered for resale pursuant to an effective registration statement.

The Company common stock and PIPE Warrants to purchase Company common stock issued pursuant to the PIPE Subscription Agreement were not registered under the Securities Act, and were issued in reliance upon the exemption provided under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Consulting Agreement with Jack K. Heilbron

Jack K. Heilbron, who served as the MURF’s Chief Executive Officer, President, and Chairman of the board of directors until September 22, 2023, has entered into a Consulting Agreement with the Company, which became effective upon the closing of the Business Combination. The Consulting Agreement provides that Mr. Heilbron will provide advisory and consulting services from time to time to the Company until September 22, 2024. Pursuant to the terms of the Consulting Agreement, Mr. Heilbron is entitled to rights as an observer to the Company’s board of directors. Mr. Heilbron is entitled to be paid $25,000 per calendar quarter for his consulting services and is also entitled to a stock option to purchase the number of shares of Common Stock determined by dividing (i) $300,000, by (ii) the per share Black-Scholes valuation as of the grant date, utilizing the same assumptions used in preparation of the financial statements, with the resulting quotient rounded down to the nearest whole share. Pursuant to the Consulting Agreement, as of December 31, 2023, and subsequent agreement between the parties, the Company has paid Mr. Heilbron approximately $27,500 and granted Mr. Heilbron stock options to purchase 30,000 shares of the Company’s common stock.

Shareholder Support Agreements

Concurrently with the execution of the Merger Agreement, MURF, Old Conduit, and certain shareholders of Old Conduit (the “Old Conduit Shareholders”) entered into a certain shareholder support agreement dated November 8, 2022, pursuant to which the Old Conduit Shareholders agreed to vote all Old Conduit shares beneficially owned by them, including any additional shares of Old Conduit they acquire ownership of or the power to vote, in favor of the Business Combination and related transactions. Under the support agreements, each Old Conduit Shareholder also agreed that, prior to the termination of the applicable support agreement, such Old Conduit Shareholder would not transfer or otherwise enter into any agreement or understanding with respect to a transfer relating to any shares of Old Conduit owned by such shareholder. The support agreements automatically terminated on September 22, 2023.

Old Conduit Shareholder Lockup Agreements

Under the Merger Agreement, as a condition to receiving Common Stock of the Company after the closing of the Business Combination in respect of their Old Conduit shares, certain shareholders of Old Conduit executed lockup agreements pursuant to which such shareholders agreed not to sell, transfer or take certain other actions with respect to such shares of our Common Stock for a period of 180 days after the closing of the Business Combination, subject to certain customary exceptions.

Transactions with Corvus Capital Limited

Corvus Capital Limited (“Corvus Capital”) received 31,148,454 shares of our common stock, pursuant to the terms of the Merger Agreement, following the completion of the Business Combination. As of December 31, 2023, Corvus Capital owns 31,148,454 shares of our Common Stock directly and 14,378,695 shares of our Common Stock through its wholly-owned subsidiary Algo Holdings, Inc., or in the aggregate approximately 61.7% of the outstanding shares of our Common Stock. Dr. Andrew Regan, the Chief Executive Officer of Corvus Capital, is also a member of our board of directors and received director fees of $842,081 during the year ended December 31, 2023.

2021 Letter Agreement

For the year ended December 31, 2021, Old Conduit incurred $1.6 million (£1.3 million) in advisory fees for funding and review of potential acquisition candidates to Corvus Capital. For the year ended December 31, 2022, Conduit incurred director’s fees payable to Dr. Regan of approximately £120,000.

2022 Convertible Loan Note Instrument

On November 1, 2022, Old Conduit approved a master Convertible Loan Note Instrument (the “2022 Convertible Loan Note Instrument”), permitting Old Conduit to issue convertible notes payable for a maximum aggregate principal amount of up to $3.3 million (£3.0 million). Under the terms of the 2022 Convertible Loan Note Instrument, Old Conduit issued convertible notes payable with an aggregate principal amount of $0.2 million (£0.2 million) and $0.3 million (£0.3 million) to Dr. Regan during January 2023, and February 2023, respectively.

The convertible notes payable issuable under the 2022 Convertible Loan Note Instrument were to mature three years after issuance to the respective noteholders and bore 5% interest, only to be paid to the noteholders in the event of a material breach by Old Conduit of the terms of the 2022 Convertible Loan Note Instrument. In the event of a Change of Control (as defined in the 2022 Convertible Loan Note Instrument), the convertible notes payable issued under the 2022 Convertible Loan Note Instrument were to automatically convert into ordinary shares of Old Conduit at a conversion price equal to a 20% discount to the price per share paid for the most senior class of shares in respect of such Change of Control. Old Conduit, with consent from the noteholders, could prepay the convertible notes payable issued under the 2022 Convertible Loan Note Instrument without penalty. The convertible notes payable issued under the 2022 Convertible Loan Note Instrument were general, unsecured obligations of Old Conduit.

Upon completion of the Business Combination, the convertible notes payable under the 2022 Convertible Loan Note Instrument were converted into an aggregate of 376,650 shares of Common Stock, which amount includes 66,650 shares of Common Stock issued to Dr. Regan for convertible notes payable to him under the 2022 Convertible Loan Note Instrument.

Global Funding Agreement with St George Street Capital

St George Street received 4,749,816 shares of our common stock, pursuant to the terms of the Merger Agreement, following the completion of the Business Combination. As of December 31, 2023, St George Street owns 4,749,816 shares of our Common Stock, or approximately 6.4% of the outstanding shares of our Common Stock. Dr. David Tapolczay, the former Chief Executive Officer of St George Street until September 21, 2023, is also our Chief Executive Officer and a member of our board of directors.

On March 26, 2021, Old Conduit entered into the Exclusive Funding Agreement (“Global Funding Agreement”) with St George Street. Under the Global Funding Agreement, Old Conduit has the exclusive first right, but not the obligation, to provide or procure funding for the performance drug discovery and/or development project that St George Street wishes to undertake. The Global Funding Agreement entitles Old Conduit to 100% of the net revenue on projects that Conduit funds by itself. For additional information regarding the Global Funding Agreement and related agreements, see the “Item 1. Business — Strategic Alliances and Arrangements — Global Funding Agreement – St George Street” section of this Annual Report.

A.G.P./Alliance Global Partners

A.G.P./Alliance Global Partners (“A.G.P.”) was a financial advisor to both the Company and Old Conduit in connection with the Business Combination transaction. Upon the completion of the Business Combination, A.G.P.: (i) received a cash fee of $6,500,000, 1,300,000 shares of Common Stock, and warrants to purchase 54,000 shares of Common Stock at an exercise price of $11.00 per share pursuant to its engagement agreement with Old Conduit entered into on August 2, 2022, and (ii) agreed to defer payment, to be paid in the future under certain circumstances by a date no later than March 21, 2025, of $5,737,500 of fees as a result of its engagement for the IPO. There can be no assurance that the fact that A.G.P. acted as the financial advisor to both parties to the Business Combination did not impact the advice that A.G.P. delivered to either or both parties, or that certain terms of the Business Combination were not impacted by the potential conflict of interest.

Directors and Officers

Certain of the individuals that serve as members of our board of directors since completion of the Business Combination have relationships with MURF, Old Conduit, and/or one of their respective stockholders. Dr. Freda Lewis-Hall, the Chairperson of our board of directors, was an indirect shareholder of Conduit and indirectly received 2,003,324 shares of our Common Stock upon completion of the Business Combination. Dr. David Tapolczay, our Chief Executive Officer and a member of our board of directors, was a shareholder of Old Conduit and received 2,003,324 shares of our Common Stock upon completion of the Business Combination. Dr. Tapolczay is also a director of Old Conduit and he was previously the Chief Executive Officer of St George Street until September 2023. Dr. Andrew Regan, a member of our board of directors, is a director of Old Conduit and received 66,650 shares of our Common Stock upon completion of the Business Combination. James Bligh, a member of our board of directors, was an employee of Old Conduit and currently serves as a member of its board of directors. Faith L. Charles, a member of our board of directors, is a partner at Thompson Hine LLP, a law firm that provides legal services to us.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements. for the year ended December 31, 2023 totaled approximately $254,800, and for the year ended December 31, 2022 totaled approximately $133,900.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Audit related fees primarily include review of regulatory documents filed with the SEC and consents. We paid Marcum for audit-related fees for the year ended December 31, 2023 totaling approximately $303,925, and for the year ended December 31, 2022 totaling approximately $66,950.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2023 and December 31, 2022.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2022 or December 31, 2023.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements: (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2.	Financial Statement Schedule: (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto).

3.	Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger Agreement dated as of November 8, 2022, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-1 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).

2.2	Amendment to Agreement and Plan of Merger dated as of January 27, 2023, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-2 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).

2.3	Second Amendment to Agreement and Plan of Merger dated as of May 11, 2023, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-3 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2023, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 29, 2023, and incorporated herein by reference).

4.1*	Description of Registered Securities

10.1	Letter Agreement, dated February 2, 2022, among Murphy Canyon Acquisition Corp., Murphy Canyon Acquisition Sponsor, LLC, and each of the executive officers and directors of Murphy Canyon Acquisition Corp. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2022, and incorporated herein by reference).

10.2	Underwriting Agreement (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed February 8, 2022, and incorporated herein by reference).

10.3	Promissory Note, dated November 4, 2021, issued to Murphy Canyon Acquisition Sponsor, LLC, by Murphy Canyon Acquisition Corp. (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-262036) filed on January 6, 2022, and incorporated herein by reference).

10.4	Investment Management Trust Agreement, dated February 2, 2022, between Murphy Canyon Acquisition Corp. and Wilmington Trust Company (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 2, 2022, and incorporated herein by reference).

10.5	Registration Rights Agreement, dated February 2, 2022, among Murphy Canyon Acquisition Corp. and certain securityholders (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 2, 2022, and incorporated herein by reference)

10.6	Securities Subscription Agreement, dated November 4, 2021, between Murphy Canyon Acquisition Corp. and Murphy Canyon Acquisition Sponsor, LLC (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-262036) filed on January 6, 2022, and incorporated herein by reference).

10.7	Placement Unit Purchase Agreement, dated February 2, 2022, between Murphy Canyon Acquisition Corp. and Murphy Canyon Acquisition Sponsor, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 8, 2022, and incorporated herein by reference).

10.8	Form of Conduit Pharmaceuticals Inc. Indemnity Agreement (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 29, 2023, and incorporated herein by reference).

10.9	Administrative Support Agreement, dated February 2, 2022, by and between Murphy Canyon Acquisition Corp. and Murphy Canyon Management Group, Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 8, 2022, and incorporated herein by reference).

10.10	Form of Lock-Up Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference).

10.11	Sponsor Support Agreement, dated as of November 8, 2022, by and among Murphy Canyon Acquisition Corp. and each of the Persons set forth on Schedule I attached thereto (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference).

10.12	Shareholder Support Agreement dated as of November 8, 2022, by and among Murphy Canyon Acquisition Corp., Conduit Pharmaceuticals Limited and each of the Persons set forth on Schedule I attached thereto (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 14, 2022, and incorporated herein by reference).

10.13	Form of Amended and Restated Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2023, and incorporated herein by reference).

10.14	Form of Note, issued March 7, 2023, by and between Murphy Canyon Acquisition Corp. and Murphy Canyon Acquisition Sponsor, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 7, 2023, and incorporated herein by reference).

10.15	Form of Subscription Agreement between Murphy Canyon Acquisition Corp. and the investor named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2023, and incorporated herein by reference).

10.16	Form of PIPE Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2023, and incorporated herein by reference).

10.17#	Conduit Pharmaceuticals Inc. 2023 Stock Incentive Plan (filed as Annex C to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).

10.18#	Form of Stock Option Agreement under Conduit Pharmaceuticals Inc. 2023 Stock Incentive Plan (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.19#	Form of Employment Agreement with David Tapolczay (filed as Exhibit 10.17 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-271903) filed on July 28, 2023, and incorporated herein by reference).

10.20#	Form of Employment Agreement with Adam Sragovicz (filed as Exhibit 10.18 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-271903) filed on July 11, 2023, and incorporated herein by reference).

10.21+	Exclusive Funding Agreement between St George Street Capital and SGS Global Limited, dated March 26, 2021 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.22+	AZD1656 Project Funding Agreement For Use In Renal Transplant between St George Street Capital Limited and Conduit Pharmaceuticals Limited, dated November 2, 2022 (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.23+	AZD1656 Project Funding Agreement For Use In Preterm Labor between St George Street Capital Limited and Conduit Pharmaceuticals Limited, dated November 2, 2022 (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.24+	AZD1656 Project Funding Agreement For Use In Hashimoto’s Thyroiditis between St George Street Capital Limited and Conduit Pharmaceuticals Limited, dated November 2, 2022 (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.25+	AZD1656 Project Funding Agreement For Use In Uveitis between St George Street Capital Limited and Conduit Pharmaceuticals Limited, dated November 2, 2022 (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.26+	AZD5904 Project Funding Agreement between St George Street Capital Limited and Conduit Pharmaceuticals Limited, dated November 2, 2022 (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.27#	Consulting Agreement between with Jack Heilbron and Murphy Canyon Acquisition Corp. (filed as Exhibit 10.24 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-271903) filed on July 11, 2023, and incorporated herein by reference).

10.28#	Form of Non-Employee Director Compensation Program (filed as Exhibit 10.26 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-271903) filed on July 28, 2023, and incorporated herein by reference).

21.1	Subsidiaries of Conduit Pharmaceuticals Limited (filed as Exhibit 21.1 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-271903) filed on July 28, 2023, and incorporated herein by reference).

23.1*	Consent of Marcum LLP, independent public accounting firm of Conduit Pharmaceuticals Inc.

24.1^	Power of Attorney (reference is made to the signature page hereto).

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1§	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2§	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Conduit Pharmaceuticals, Inc. Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

^ Previously filed.

# Management contract or compensatory plan or arrangement.

+ Certain portions of this Exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The Registrant agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon its request.

§ In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONDUIT PHARMACEUTICALS INC.

Date: April 16, 2024	By:	/s/ David Tapolczay
	Name:	David Tapolczay
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Tapolczay and Adam Sragovicz, and each of them, as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Tapolczay	Chief Executive Officer and Director	April 16, 2024
David Tapolczay	(Principal Executive Officer)

/s/ Adam Sragovicz	Chief Financial Officer	April 16, 2024
Adam Sragovicz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Freda Lewis-Hall	Director and Chairperson of the Board of Directors	April 16, 2024
Freda Lewis-Hall

/s/ James Bligh	Director	April 16, 2024
James Bligh

/s/ Faith L. Charles	Director	April 16, 2024
Faith L. Charles

/s/ Chele Chiavacci Farley	Director	April 16, 2024
Chele Chiavacci Farley

/s/ Jennifer I. McNealey	Director	April 16, 2024
Jennifer I. McNealey

/s/ Andrew Regan	Director	April 16, 2024
Andrew Regan

CONDUIT PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Conduit Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Conduit Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations based on their current business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2022.

East Hanover, NJ

April 16, 2024

CONDUIT PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$4,228	$-
Prepaid expenses	1,505	-
Total current assets	5,733	-
Intangible asset	-	5
Prepaid Expenses and other long-term assets	1,491	-
Total assets	$7,224	$5
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$215	$-
Accrued expenses and other current liabilities	200	-
Accrued professional fees	361	2,246
Accrued payroll	40	338
Option liability	-	1,417
Convertible promissory note payable	800	-
Notes payable, current portion	185	175
Total current liabilities	1,801	4,176
Convertible notes payable, carried at fair value	-	1,835
Liability related to the sale of future revenue	-	4,083
Derivative warrant liability	142	-
Deferred commission payable	5,738	-
Total liabilities	7,681	10,094

Stockholders’ deficit
Common stock*, par value $0.0001; 250,000,000 shares and 400,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively, 73,829,536 shares and 64,626,430 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	7	6
Preferred stock, par value $0.0001; 1,000,000 shares and nil shares authorized at December 31, 2023 and December 31, 2022, respectively; nil shares issued and outstanding at December 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	10,424	-
Accumulated deficit	(11,299)	(10,770)
Accumulated other comprehensive income	411	675
Total stockholders’ deficit	(457)	(10,089)
Total liabilities and stockholders’ deficit	$7,224	$5

*	Shares of legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share amounts and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development expenses	$90	$37
General and administrative expenses	5,172	3,049
Funding expenses	-	74
Total operating costs and expenses	5,262	3,160
Operating loss	(5,262)	(3,160)
Other income (expenses):
Other income (expense), net	4,923	(1,727)
Interest income	15
Interest expense, net	(211)	-
Total other (expense) income, net	4,727	(1,727)
Net income (loss)	$(535)	$(4,887)
Less: Change in fair value and income impact of option liabilities	(5,521)	-
Net income (loss) - diluted	(6,056)	(4,887)
Basic earnings/(net loss) per share	$(0.01)	$(0.13)
Diluted earnings/(net loss) per share	$(0.09)	$(0.13)
Basic weighted-average common shares outstanding	66,973,906	37,447,918
Diluted weighted-average common shares outstanding	67,893,881	37,447,918
Comprehensive income (loss):
Foreign currency translation adjustment	(264)	753
Total comprehensive income (loss)	$(799)	$(4,134)

The accompanying notes are an integral part of these consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	(loss)/income	deficit
Balance at January 1, 2022	2,000	$-	$-	$(5,877)	$(65)	$(5,942)
Retroactive application of Merger	64,624,430	6	(6)	-	-	-
Reclassification of additional paid-in capital**	-	-	6	(6)	(13)	(13)
Adjusted Balances, beginning of period*	64,626,430	$6	$-	$(5,883)	$(78)	$(5,955)
Foreign currency translation adjustment	-	-	-	-	753	753
Net loss	-	-	-	(4,887)	-	(4,887)
Balance at December 31, 2022	64,626,430	$6	$-	$(10,770)	$675	$(10,089)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit
Balance at January 1, 2023	2,000	$-	$-	$(10,764)	$675	$(10,089)
Retroactive application of Merger	64,624,430	6	(6)	-	-	-
Reclassification of additional paid-in-capital**	-	-	6	(6)	-	-
Adjusted Balances, beginning of period*	64,626,430	$6	$-	$(10,770)	$675	$(10,089)
Reclassification of additional paid-in-capital ***	-	-	(6)	6	-	-
Issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes on the Closing Date (Note 3)	373,570	-	3,685	-	-	3,685
Issuance of common stock upon conversion of MURF Class A & Class B common stock in connection with merger (Note 3)	4,118,316	1	(15,219)	-	-	(15,219)
Issuance of Conduit Pharmaceuticals Inc. common stock in connection with PIPE Financing (Note 3)	2,000,000	-	19,779	-	-	19,779
Issuance of Conduit Pharmaceuticals Inc. common stock to Cizzle Biotechnology Holding PLC	395,460	-	151	-	-	151
Issuance of Conduit Pharmaceuticals Inc. common stock to Vela Technologies PLC	1,015,760	-	544	-	-	544
Issuance of Conduit Pharmaceuticals Inc. common stock to an advisor for services directly related to the Merger (Note 3)	1,300,000	-	-	-	-	-
Reduction of excise tax liability associated with the Merger (Note 3)	-	-	1,141			1,141
Capital contribution - related party	-	-	150	-	-	150
Stock-based compensation	-	-	199	-	-	199
Foreign currency translation adjustment	-	-	-		(264)	(264)
Net loss	-	-	-	(535)	-	(535)
Balance at December 31, 2023	73,829,536	$7	$10,424	$(11,299)	$411	$(457)

*	Shares of legacy common stock have been retroactively restated to give effect to the Merger.
**	Reclassification is made as additional paid-in capital cannot be presented as a negative for either its beginning or ending balance.
***	Reclassification is made as the impact of the retroactive application of the Merger can be shown as a reduction to additional paid-in capital during the period as presenting the reduction does not result in additional paid-in capital being presented as a negative for its ending balance.

The accompanying notes are an integral part of these consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(535)	$(4,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investment in equity securities	-	129
Gain on change in fair value of Cizzle option	(1,280)	1,300
Gain on change in fair value of Vela option	(970)	-
Loss on issuance of Vela option	987	-
Unrealized foreign exchange gain	(39)	-
Change in reserve for related party uncollectible loan	(240)	331
Loss on related party loan forgiveness	12	-
Loss on change in fair value of convertible notes payable	426	265
Non-cash reduction of deferred income upon exercise of option liability	(4,254)	-
Gain on warrant remeasurement	(81)	-
Stock-based compensation expense	199	-
Non-cash interest expense	87	-
Amortization of financed Directors and Officers insurance	479	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(990)	-
Accounts payable	215	-
Accrued expenses and other current liabilities	(1,746)	601
Intangible assets	5	(5)
Net cash flows from operating activities	(7,725)	(2,266)
Cash flows from investing activities:
Issuance of loan - related party	(357)	(331)
Proceeds from issuance of option	497	148
Proceeds from loan repayment - related party	585	-
Net cash flows from investing activities	725	(183)
Cash flows from financing activities:
Proceeds from Merger and related PIPE Financing, net of transaction costs	8,493	-
Proceeds from the issuance of notes payable	-	179
Capital contribution - related party	150	-
Proceeds from issuance of convertible notes payable, carried at fair value	-	928
Proceeds from issuance of convertible promissory note payable, carried at cost	2,286	-
Proceeds from sale of equity securities	-	1,341
Net cash flows from financing activities	10,929	2,448
Net change in cash and cash equivalents before effect of exchange rate changes	3,929	(1)
Effect of exchange rate changes on cash and cash equivalents	299	1
Net change in cash	4,228	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$4,228	$-

Non-cash investing and financing activities
Issuance of Conduit Pharmaceuticals Inc. common stock to Cizzle Biotechnology Holding PLC upon exercise of option	$151	$-
Issuance of Conduit Pharmaceuticals Inc. common stock to Vela Technologies PLC upon exercise of option	$544	$-
Exchange of Conduit Pharmaceuticals Limited convertible notes for shares of Conduit Pharmaceuticals Inc. common stock in connection with the Merger	$3,685	$-
Deferred Underwriting Costs	$5,738	$-
Prepaid expense of directors and officers insurance paid out of PIPE financings proceeds in connection with the Merger	$2,253	$-
Accumulated deficit assumed to APIC as a result of the business combination	$6,124	$-
Initial value of warrant liabilities issued in connection with PIPE Financing	$223	$-
Non-Cash Assets Assumed in the Merger Financing	$91
Non-Cash Liabilities Assumed in the Merger Financing	$124
Fair value of shares received and receivable related to the sale of future revenue	$-	$1,471
Supplemental Cash Disclosures
Cash paid for interest	$124	-

The accompanying notes are an integral part of these consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s current development pipeline through a relationship with St George Steet Capital (“St George Street”), a related party (see note 15), includes a glucokinase activator, which is Phase II ready in autoimmune diseases including uveitis, Hashimoto’s Thyroiditis, preterm labor and renal transplant rejection as well as the Company’s proprietary, patent pending, solid-form compound targeting a wide range of autoimmune diseases. The Company’s development pipeline also includes a potent, irreversible inhibitor of human Myeloperoxidase (MPO) that has the potential to treat idiopathic male infertility.

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

The Merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the reverse recapitalization method, MURF was treated as the acquired company for financial reporting purposes, and the accounting acquirer was assumed to have issued shares of stock for the net assets of MURF, with no goodwill or other intangible assets recorded. This determination is primarily based on the following predominant factors: (i) post-closing, the Old Conduit stockholders have a majority of the voting power of the combined company and ability to elect the members of the combined company’s Board of Directors (“Board”); (ii) the on-going operations post-merger will comprise those of Old Conduit; and (iii) all of the senior management of the combined company, except for the Chief Financial Officer, will be members of the management of Old Conduit. As a result of the Merger, MURF was renamed “Conduit Pharmaceuticals Inc.” The board of directors of MURF and Conduit each approved the Merger.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP as set forth by the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). References to U.S. GAAP issued by the FASB in these notes to the accompanying consolidated financial statements are to the FASB Accounting Standards Codifications (“ASC”) and Accounting Standards Update (“ASUs”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Conduit Pharmaceuticals, Inc. and its wholly owned subsidiaries Conduit UK Management Ltd. (United Kingdom) and Conduit Pharmaceuticals, Ltd. (Cayman Islands). As used herein, references to the “Company” include references to Conduit Pharmaceuticals, Inc, and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has generated significant losses and as of December 31, 2023 had an accumulated deficit of $11.3 million. For the years ended December 31, 2023 and 2022, the Company had net losses of $0.5 million and $4.9 million, respectively, and cash used in operating activities of $7.7 million and $2.3 million, respectively. As further discussed in Note 3, on September 22, 2023, the Company completed the Merger, that included a private placement of an aggregate amount of $20.0 million of the Company’s shares of common stock (referred to as the “PIPE”). The proceeds received from the Merger and PIPE, net of transaction costs, totaled $8.5 million. Despite the closing of the Merger and an additional $5.0 million commitment from a major shareholder (See Note 18), the Company has determined that it does not have sufficient cash and other sources of liquidity to fund its current business plans. Management believes these factors raise substantial doubt regarding the Company’s ability to continue as a going concern for at least the next twelve months from the financial statement filing date.

The Company’s expectation is to generate operating losses and negative operating cash flows in the future and will need additional funding to support its current business plan. Management’s plans to alleviate the conditions that raise substantial doubt include the pursuit of additional cash resources through public or private equity or debt financings. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures is reasonably possible, however there is no assurance that such funding will be available when needed or on acceptable terms. If additional funding is not available when required, the Company would need to delay or curtail its operations and its research and development activities until such funding is received, all of which could have a material adverse effect on the Company and its financial condition.

These financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Other Risks and Uncertainties

The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of competitor products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights. Clinical assets currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance and reporting capabilities. Even if the Company’s efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from royalties or product sales.

The Company relies on agreements with related parties and third parties for the purpose of developing and licensing clinical assets from St George Street and, in turn, St George Street licenses such assets from AstraZeneca. See Note 15, “St George Street Capital”. If there is a breach or other termination of such agreements, there could be a material adverse effect on the Company’s business, financial condition, operating results, and prospects. In addition, the Company is not a party to the license agreements between St George Street and AstraZeneca. The termination of such third-party agreements could have a material impact on or materially disrupt operations. While the Company holds its own intellectual property outside of the scope of these agreements, termination of such agreements could adversely affect the business and ability to commercialize our clinical assets.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are primarily maintained with major financial institutions in the United Kingdom and Switzerland. The Company considers cash equivalents to be short-term, highly liquid investments that (a) are readily convertible into known amounts of cash, (b) are traded and held for cash management purposes, and (c) have original maturities of three months or less at the time of purchase. The Switzerland bank accounts holding cash balances are uninsured, and the UK bank account, with a year-end balance of approximately £254,000 (or approximately $323,000) exceeds the country’s deposit limit of £85,000 (approximately $108,000). The Company’s US depository bank participates in the Demand Deposit Marketplace program, insuring deposits up to $10 million by sweeping amounts in excess of the $250,000 deposit insurance limit among participating banks. The Company has not experienced any losses on any accounts through the year ended December 31, 2023.

The Company had $4.2 million in cash and cash equivalents on hand as of December 31, 2023. The Company did not have any cash and cash equivalents on hand as of December 31, 2022.

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

As of December 31, 2023, the Company has one financial liability, a warrant liability for which the fair value is determined based on Level 2 inputs as such inputs are valued based on observable inputs other than quoted prices included in Level 1, such as quoted prices for either similar instruments in active markets. See Note 4 for further information on the Company’s financial liability carried at fair value.

Research and Development and Funding

Research and development expenses consist primarily of costs incurred in connection with the research and development of our clinical assets and programs. Funding expenses consist primarily of costs incurred in connection with the Company providing funding to St George Street to carry out its research and development activities (See Note 15). St George Street holds all licenses to conduct clinical research through third party pharmaceutical companies. The Company expenses research and development costs and intangible assets acquired that have no alternative future use as incurred. These expenses include:

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

Income Taxes

ASC Topic 740, Income Taxes, sets forth standards for financial presentation and disclosure of income tax liabilities and expense. Interest and penalties recognized have been classified in the consolidated statements of operations and comprehensive income (loss) as income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations and comprehensive income (loss) in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain.

In December 2023, the FASB issued ASU 2023-09, which introduces new income tax disclosure requirements. After reviewing the provisions of the new standard, the Company has determined that these changes will not materially affect our financial condition, results of operations, or cash flows as presented in our financial statements.

Earnings/(Net Loss) per Share

The Company calculates basic and diluted earnings/(net loss) per share under ASC Topic 260, Earnings Per Share. Basic earnings/(net loss) per share is computed by dividing the net income/(loss) by the number of weighted-average common shares outstanding for the period. Diluted earnings/(net loss) is computed by adjusting net income/(loss) based on the impact of any dilutive instruments. Diluted earnings/(net loss) per share is computed by dividing the diluted net income/(loss) by the number of weighted-average common shares outstanding for the period including the effect, if dilutive, of any instruments that can be settled in common shares. When computing diluted net income/(loss) per share, the numerator is adjusted to eliminate the effects that have been recorded in net income/(loss) (net of tax, if any) attributable to any liability-classified dilutive instruments.

Warrants

Upon the closing of the Merger, the Company assumed (i) the warrants initially included in the MURF units issued in MURF’s initial public offering (the “Publicly Traded Warrants”), and (ii) the warrants that were included in the private placement units issued to the Sponsor simultaneously with the closing of MURFS’s initial public offering (the “Private Placement Warrants,” and together with the Publicly Traded Warrants, the “Equity Classified Warrants”). In connection with the Merger, the Company issued warrants to the PIPE Investors (the “PIPE Warrants”) pursuant to the Subscription Agreements and to an advisor (the “A.G.P. Warrants,” and together with the PIPE Warrants, the “Liability Classified Warrants”) pursuant to the Company’s engagement agreement with the advisor.

The Company determines the accounting classification of Warrants as either liability or equity by first assessing whether the Warrants meet liability classification in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). Under ASC 480, a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares must be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. The Company determined that the warrants should not be classified as liabilities under ASC 480.

If financial instruments, such as the Warrants, are not required to be classified as liabilities under ASC 480, the Company assesses whether such instruments are indexed to the Company’s own stock under ASC 815-40. In order for an instrument to be considered indexed to an entity’s own stock, its settlement amount must always equal the difference between the following: (a) the fair value of a fixed number of the Company’s equity shares, and (b) a fixed monetary amount or a fixed amount of a debt instrument issued by the Company. The Company determined that the settlement amount of the Equity Classified Warrants would equal the difference between the fair value of a fixed number of shares and a fixed monetary amount (or a fixed amount of a debt instrument) and must be classified as equity, while the settlement amount of the Liability Classified Warrants would not equal the difference between the fair value of a fixed number of shares and a fixed monetary amount (or a fixed amount of a debt instrument) and must be classified as a liability.

The Equity Classified Warrants are recorded in stockholders’ deficit and the Liability Classified Warrants are recorded as liabilities with the Consolidated Balance Sheets. The Liability Classified Warrants are remeasured each period with changes recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Foreign Currency Translation

The Company translated the assets and liabilities of foreign subsidiaries from their respective functional currency, the British pound, to United States dollars at the appropriate spot rates as of the balance sheet date. Income and expenses of operations are translated to United States dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the accompanying consolidated statements of changes in stockholders’ deficit. Non-monetary items in the subsidiaries’ functional currency are re-measured into the reporting currency at the historical exchange rate (i.e., the rate of exchange at the date of the transaction).

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Topic 842 was subsequently amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842)”. The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For leases with a term of 12 months or less, the amendments permit lessees to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. For finance leases, the amendments in this update require a lessee to (1) recognize a right-of-use asset and lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of operations; (3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, the amendments in this update require a lessee to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; (3) classify all cash payments within operating activities in the statement of cash flows. The Company adopted the standard on January 1, 2022. The adoption of ASU No. 2016-02 did not have a material impact on the Company’s consolidated financial statements, as the Company had no lease agreements upon adoption.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 became effective for the Company for annual and interim reporting periods beginning after December 15, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which enhances the segment disclosure requirements for public entities on an annual and interim basis. Under this proposal, public entities will be required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss. Additionally, current annual disclosures about a reportable segment’s profit or loss and assets will be required on an interim basis. Entities will also be required to disclose information about the CODM’s title and position at the Company along with an explanation of how the CODM uses the reported measures of segment profit or loss in their assessment of segment performance and deciding whether how to allocate resources. Finally, ASU 2023-07 requires all segment disclosures for public entities, even those with a single reportable segment. The amendments in ASU 2023-07 will become effective on a retrospective basis for annual disclosures for fiscal years beginning after December 15, 2023, with interim period disclosures required effective for fiscal years beginning after December 15, 2024. Early adoption of ASU 2023-07 is permitted. The Company is currently evaluating the impact ASU 2023-07 will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 modifies the reporting requirements for income tax disclosures related to effective tax rates and cash income taxes paid. Pursuant to ASU 2023-09, public business entities are required to disclose certain categories in the income tax rate reconciliation, as well as additional information for reconciling items that meet a specific quantitative threshold. Additionally, ASU 2023-09 requires annual disclosures of income taxes paid for all entities, including the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.

2. Restatement of Previously Issued Financials

In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2023, the Company’s management identified errors in its previously issued unaudited financial statements as of and for the three months ended March 31, 2023, the six months ended June 30, 2023, and three and nine months ended September 30, 2023 with respect to how certain expenses relating to the Merger were previously expensed and that as part of the Company’s annual audit it was determined that such expenses should have been capitalized and subsequently recorded against equity. The accounting for legal costs was deemed to be specific incremental costs directly attributable to the Merger and concurrent PIPE financing (See Note 3). Management has evaluated this change in accounting, which understated (overstated) net income (loss), prepaid expenses and overstated additional paid in capital and concluded it was material to the prior periods, individually or in the aggregate. Therefore, the Company is restating the previously issued unaudited financial statements, and related notes thereto, as of and for the three months ended March 31, 2023, the six months ended June 30, 2023, and three and nine months ended September 30, 2023.

The financial statements for the three months ended March 31, 2023, were included in the Company amended registration statements filed with the Securities and Exchange Commission (“SEC”) on July 11, 2023, July 28, 2023, and August 8, 2023, as well as the Company’s prospectus/proxy statement filed with the SEC on August 10, 2023. The financial statements for the six-month period ended June 30, 2023, were included as an exhibit to the Company’s Form 8-K filed with the SEC on September 29, 2023. The financial statements for the three and nine months ended September 30, 2023, were included the Company’s Form 10-Q filed with the SEC on November 20, 2023, and again in the Company’s Form 10-Q/A filed with the SEC on November 21, 2023.

The impact of the errors described above on the balance sheets as of March 31, 2023, is as follows (in thousands):

	As of March 31, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Balance Sheets (in thousands)
Assets
Current assets
Prepaid expenses and other current assets	$-	$493	$493
Total current assets	8	493	501
Total assets	13	493	506
Stockholders’ deficit
Accumulated deficit	(12,929)	493	(12,436)
Total shareholders’ deficit	(12,517)	493	(12,024)
Total liabilities and shareholders’ deficit	$13	$493	$506

The impact of the errors described above on the statements of operations and comprehensive loss for the three months ended March 31, 2023, is as follows (in thousands):

	For the three months ended March 31, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statements of Operations and Comprehensive Loss (in thousands)
Operating expenses:
General and administrative expenses	$2,008	$(493)	$1,515
Total operating costs and expenses	2,008	(493)	1,515
Operating loss	(2,008)	493	(1,515)
Net income (loss)	$(2,165)	$493	$(1,672)
Net loss per share attributable to ordinary shareholders – basic and diluted*	$(1,082)	$247	$(835)
Total comprehensive income (loss)	$(2,428)	$493	$(1,935)

*	Does not reflect the impact of the Merger on the Company’s capital structure

The impact of the errors described above on the statements of changes in shareholders’ deficit as of March 31, 2023, is as follows (in thousands):

	As of March 31, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statements of Changes in Shareholders’ Deficit (in thousands)
Accumulated deficit	$(12,929)	$493	$(12,436)
Total shareholders’ deficit	$(12,517)	$493	$(12,024)

The impact of the errors described above on the statements of cash flows for the three months ended March 31, 2023, is as follows (in thousands):

	For the three months ended March 31, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statements of Cash Flows (in thousands)
Cash flows from operating activities:
Net loss	$(2,165)	493	(1,672)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	$-	(493)	(493)

The impact of the errors described above on the balance sheets as of June 30, 2023, is as follows (in thousands):

	As of June 30, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Balance Sheets (in thousands)
Assets
Current assets
Prepaid expenses and other current assets	$-	$895	$895
Total current assets	-	895	895
Total assets	5	895	900
Stockholders’ deficit
Accumulated deficit	(15,437)	895	(14,542)
Total shareholders’ deficit	(15,408)	895	(14,513)
Total liabilities and shareholders’ deficit	$5	$895	$900

The impact of the errors described above on the statements of operations and comprehensive loss for the three and six months ended June 30, 2023, is as follows (in thousands):

	For the three months ended June 30, 2023 (Unaudited)
	As Previously Reported		Adjustment		As Restated
Statements of Operations and Comprehensive Loss (in thousands)
Operating expenses:	$		$		$
General and administrative expenses		1,717		(402)		1,315
Total operating costs and expenses		1,717		(402)		1,315
Operating loss		(1,717)		402		(1,315)
Net income (loss)		$(2,508)		$402		$(2,106)
Net loss per share attributable to ordinary shareholders – basic and diluted*		$(1,254)		$201		$(1,053)
Total comprehensive income (loss)		$(2,891)		$402		$(2,489)

*	Does not reflect the impact of the Merger on the Company’s capital structure

	For the six months ended June 30, 2023 (Unaudited)
	As Previously Reported		Adjustment		As Restated
Statements of Operations and Comprehensive Loss (in thousands)
Operating expenses:	$		$		$
General and administrative expenses		3,725		(895)		2,830
Total operating costs and expenses		3,725		(895)		2,830
Operating loss		(3,725)		895		(2,830)
Net income (loss)		$(4,673)		$895		$(3,778)
Net loss per share attributable to ordinary shareholders – basic and diluted*		$(2,337)		$448		$(1,889)
Total comprehensive income (loss)		$(5,319)		$895		$(4,424)

*	Does not reflect the impact of the Merger on the Company’s capital structure

The impact of the errors described above on the statements of changes in shareholders’ deficit as of June 30, 2023, is as follows (in thousands):

	As of June 30, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statements of Changes in Shareholders’ Deficit (in thousands)
Accumulated deficit	$(15,437)	$895	$(14,542)
Total shareholders’ deficit	$(15,408)	$895	$(14,513)

The impact of the errors described above on the statements of cash flows for the six months ended June 30, 2023, is as follows (in thousands):

	For the six months ended June 30, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statements of Cash Flows (in thousands)
Cash flows from operating activities:
Net loss	$(4,673)	$895	$(3,778)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	$-	$(895)	$(895)

The impact of the errors described above on the condensed consolidated balance sheets as of September 30, 2023, is as follows (in thousands):

	As of September 30, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Balance Sheets (in thousands)
Stockholders’ deficit
Additional paid-in capital	$11,351	$(1,534)	$9,817
Accumulated deficit	(13,078)	1,534	(11,544)

The impact of the errors described above on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2023, is as follows (in thousands):

	For the three months ended September 30, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statements of Operations and Comprehensive Loss (in thousands)
Operating expenses:
General and administrative expenses	$1,069	$(639)	$430
Total operating costs and expenses	1,069	(639)	430
Operating loss	(1,069)	639	(430)
Net income (loss)	$1,986	$639	$2,625
Basic earnings/(net loss) per share	$0.03	$0.01	$0.04
Diluted earnings/(net loss) per share	$-	$0.01	$0.01
Total comprehensive income (loss)	$2,596	$639	$3,235

The impact of the errors described above on the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2023, is as follows (in thousands):

	For the nine months ended September 30, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands)
Operating expenses:
General and administrative expenses	$4,367	$(1,534)	$2,833
Total operating costs and expenses	4,367	(1,534)	2,833
Operating loss	(4,367)	1,534	(2,833)
Net income (loss)	$(2,314)	$1,534	$(780)
Basic earnings/(net loss) per share	$(0.04)	$0.03	$(0.01)
Diluted earnings/(net loss) per share	$(0.08)	$0.02	$(0.06)
Total comprehensive income (loss)	$(2,278)	$1,534	$(744)

The impact of the errors described above on the condensed consolidated statements of changes in stockholders’ deficit as of September 30, 2023, is as follows (in thousands):

	As of September 30, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands)
Stockholders’ deficit
Additional paid-in capital	$11,351	(1,534)	$9,817
Accumulated deficit	$(13,078)	1,534	(11,544)

The impact of the errors described above on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023, is as follows (in thousands):

	For the nine months ended September 30, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statements of Cash Flows (in thousands)
Cash flows from operating activities:
Net loss	$(2,314)	1,534	(780)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	$93	(1,534)	(1,441)
Non-cash investing and financing activities
Reclassification of deferred offering costs to reduction of additional paid-in capital	-	1,534	1,534

3. Merger and Financing

As discussed in Note 1 - Summary of Significant Accounting Policies, on September 22, 2023, the Company and MURF completed the Merger. Upon the closing of the Merger, the following occurred:

●	Each share of Old Conduit common stock issued and outstanding immediately prior to the closing of the Merger, which totaled 2,000 shares, was exchanged for the right to receive 32,313.215 shares of the Company’s Common Stock (“Common Stock”) resulting in the issuance of 64,626,430 shares of Conduit Pharmaceuticals, Inc. Common Stock.

●	In addition to the shares issued to legacy Conduit shareholders noted above, an additional 373,570 shares of Common Stock was issued to Conduit convertible note holders, resulting in a total of 65,000,000 shares of Common Stock being issued to Conduit shareholders and holders of Conduit convertible notes payable.

●	In connection with the Merger, 45,000 share of MURF Class A common stock held by the MURF Sponsor was transferred to MURF Directors. Each share was exchanged on a one-for-one basis for shares of Common Stock.

●	Each share of MURF Class A common stock held by the MURF Sponsor prior to the closing of the Merger, which totaled 709,000 shares, was exchanged for, on a one-for-one basis for shares of Common Stock.

●	Each share of MURF common stock subject to possible redemption that was not redeemed prior to the closing of the Merger, which totaled 58,066 shares, was exchanged for, on a one-for-one basis for shares of Common Stock.

●	In connection with the Merger, 3,306,250 shares of MURF Class B common stock held by the Sponsor was automatically converted into shares of MURF Class A common stock and then subsequently converted into shares of Common Stock on a one-for-one basis.

●	In connection with the Merger, A.G.P./Alliance Global Partners (“A.G.P.”), whom acted as a financial advisor to both MURF and Conduit, was due to receive (i) a cash fee of $6.5 million, 1,300,000 shares of Common Stock and warrants to purchase 54,000 shares of Common Stock at an exercise price of $11.00 per share pursuant to its engagement agreement with Conduit entered into on August 2, 2022 and (ii) $4.6 million of deferred underwriting fees as a result of its engagement for MURF’s initial public offering. Upon closing of the Merger, A.G.P. received a cash payment of $5.6 million, 1,300,000 shares of Common Stock, and 54,000 warrants to purchase 54,000 shares of Common Stock. The remaining $5.7 million of cash payments due to A.G.P upon closing of the Merger was deferred and to be paid on or before March 21, 2025, with annual interest of 5.5%. The remaining cash payments due, which were directly attributable to the Merger, were accounted for as a liability with an offset to additional paid-in capital in accordance with SAB Topic 5.A on the Company’s consolidated balance sheet.

●	In connection with the Merger, MURF entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (the “PIPE Investors”) for an aggregate of 2,000,000 units, with each unit consisting of one share of Company common stock (the “PIPE Shares”), together with one warrant exercisable into one share of Company common stock (the “PIPE Warrants”), at a purchase price of $10.00 per unit, for an aggregate purchase price of $20,000,000 (the “PIPE Financing”). Upon the closing of the PIPE Financing (which closed in connection with the closing of the Merger), the Company received $20.0 million in cash from the PIPE Financing, which was used to settle related party promissory notes issued by MURF to the MURF Sponsor and an affiliate of the MURF Sponsor as well as transaction costs.

●	The proceeds received by the Company from the Merger and PIPE Financing, net of transaction costs, and other payments for existing liabilities and prepayments, totaled $8.5 million.

●	The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, MURF was treated as the acquired company for financial reporting purposes (see Note 1 for further details). Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of MURF, accompanied by a recapitalization. The net assets of MURF were stated at historical cost with no goodwill or other intangible assets recorded.

The following table presents the total Common Stock outstanding immediately after the closing of the Merger:

Number of Shares
Exchange of MURF common stock subject to possible redemption for Conduit Pharmaceuticals Inc. common stock	58,066
Exchange of MURF Class A common stock held by MURF Directors for Conduit Pharmaceuticals Inc. common stock	45,000
Exchange of MURF Class A common stock held by MURF Sponsor for Conduit Pharmaceuticals Inc. common stock	4,015,250
Subtotal - Merger, net of redemptions	4,118,316
Issuance of Conduit Pharmaceuticals Inc. common stock in connection with PIPE Financing	2,000,000
Exchange of Conduit Pharmaceuticals Limited ordinary shares for Conduit Pharmaceuticals Inc. common stock on the Closing Date	64,626,430
Issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes on the Closing Date	373,570
Issuance of Conduit Pharmaceuticals Inc. common stock to an advisor for services directly related to the Merger	1,300,000
Total - Conduit Pharmaceuticals Inc. common stock outstanding as a result of the Merger, PIPE Financing, exchange of Conduit Pharmaceuticals Limited shares for shares of Conduit Pharmaceuticals Inc., issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes, and advisors.	72,418,316

4. Fair Value

During the period ended December 31, 2023, there were no transfers between Level 1 and Level 2, nor into or out of Level 3. The following table presents as of December 31, 2023 the Company’s liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability Classified Warrants	-	142	-	142
Total Liabilities	$-	$142	$-	$142

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

The following table presents additional information about the convertible notes payable subject to measurement at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) (in thousands):

Amount
Balance as of December 31, 2022	$1,835
Issuance of debt	1,468
Change in fair value	423
Foreign currency exchange impact	(41)
Conversion to 373,570 shares of common stock in connection with the Merger	(3,685)
Balance as of December 31, 2023	$-

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

Cizzle Option Liability

The option liability related to Cizzle (See Note 6) was valued using public market research to determine the probability of success that similar studies in the respiratory and cardiovascular disease areas and a Black-Scholes pricing model. In reviewing the public market research, the Company determined the phase transition success rates for trials similar to AZD 1656 from Phase I to Phase II was 52.7%. In applying this rate to the sale of future revenue consideration realized, the Company determined the total underlying asset value to be $2.9 million. In accordance with ASC 815, the fair value of the option was remeasured at the end of each reporting period, with changes in fair value recorded to the statement of operations and comprehensive income (loss). The Company used this underlying asset value within a Black-Scholes model to remeasure the fair value which was determined to be $1.4 million December 31, 2022. On September 26, 2023, Cizzle exercised the option and exchanged its right to future revenue for 395,460 shares of Common Stock. This option liability was re-measured up through the date of exercise resulting in a gain of $1.3 million.

Vela Option Liability

This option liability (See Note 6) was valued using public market research to determine the probability of successful clinical trials for AZD 1656. The probability was determined based on studies of clinical trials for assets similar to AZD 1656. After this probability was estimated it was then utilized as an input into a Monte Carlo Simulation model in order to value the option liability. In reviewing the public market research, the Company determined the phase transition success rates for trials similar to AZD 1656 from Phase I to Phase II was 52.7%. In applying this rate to the sale of future revenue consideration realized, the Company determined the total underlying AZD 1656 value to be $4.6 million. The option was issued in the second quarter of 2023, and as such, did not have a fair value at December 31, 2022. In accordance with ASC 815, the fair value of the option will be remeasured at the end of each reporting period, with changes in fair value recorded to the consolidated statements of operations and comprehensive income (loss). On November 30, 2023, Vela exercised the option and exchanged its right to future revenue for 1,015,760 shares of Common Stock. This option liability was re-measured up through the date of exercise resulting in a gain of $1.0 million.

Amount
Balance as of December 31, 2022	$1,417
Option issued	1,486
Change in fair value	(2,250)
Option exercise	(697)
Foreign currency exchange impact	44
Balance as of December 31, 2023	$-

Liability Classified Warrants

The warrants issued to the PIPE Investor and an advisor in connection with the Merger are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liabilities in the consolidated balance sheets. Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive income (loss).

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

5. Balance Sheet Details – Current Assets

Current assets consisted of the following as of December 31, 2023 and December 31, 2022 (in thousands):

	As of	As of
	December 31, 2023	December 31, 2022

Prepaid directors and officers insurance	$1,365	$-
Other prepaid expenses	140	-
Total prepaid expenses and other current assets	$1,505	$-

6. Liability Related to the Sale of Future Revenue

Vela Technologies PLC

The Company entered into an Agreement with SGSC to approve an Indirect Investment from Vela Technologies PLC (“Vela”) on October 20, 2020, whereby Vela agreed to provide funding to the Company for an indirect investment in AZD 1656 for use in the field in exchange for 8% of future revenue earned if AZD 1656 is commercialized (the “Vela Agreement”). Total consideration under the Vela Agreement was $2.9 million (£2.35 million), consisting of $1.6 million (£1.25 million) cash and the issuance of 1.1 billion common shares in Vela, which based on the Vela’s fair value per share and was $1.3 million. During the year ended December 31, 2021, the Company sold all 1.1 billion of its Vela shares for $1.2 million and recorded a loss of $0.1 million on the sale. The Company received the $1.6 million (£1.25) million cash consideration during the year ended December 31, 2020. This consideration was recorded as a liability related to the future sale of revenue on the balance sheet in accordance with ASC 470-10.

In April 2023, the Company entered into an agreement with Vela which granted Vela the right, but not the obligation, to sell its 8% royalty interest in AZD 1656 back to Conduit. Vela paid a one-time, non-refundable option fee to Conduit of $0.5 million (£0.4 million). Total consideration payable to Vela upon exercise of the option was £4.0 million ($5.08 million on the exercise date) worth of new common shares in the combined entity after the Merger between Conduit Pharmaceuticals Limited and MURF, following the consummation of the Merger, at a price per share equal to the volume-weighted average price per share over the ten (10) business days prior to the date of the notice of exercise. The option contained a provision stating that in no event would the price per share for the consideration shares be lower than $5 or higher than $15. The option was exercisable in whole at any time from the close of the Merger (the “Effective Time”) until the earlier of (i) the date that was six (6) months from the Effective Time, and (ii) February 7, 2024, the expiration date of the term.

On November 30, 2023, Vela exercised its option to sell back its indirect investment in AZD 1656 in exchange for 1,015,760 shares of the Common Stock. The Company recognized the $2.8 million of deferred revenue and recorded $2.8 million to other income (expense), net, on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023. As of December 31, 2023, there was no liability for the sale of future revenue related to Vela.

Cizzle Biotechnology Holdings PLC

On February 11, 2022, the Company entered into an agreement with Cizzle PLC (“Cizzle”) whereby Cizzle agreed to purchase a percentage of future revenue earned in AZD 1656, should it reach the commercialization stage. Total consideration under the agreement is specified as $1.6 million (£1.2 million), consisting of the issuance of the fair value of 25.0 million new common shares in Cizzle on the date of the agreement and the fair value of 22.0 million shares to be issued at the earlier of Cizzle’s shareholder approval or one year from the date of the agreement. The 22.0 million shares were received by the Company in the fourth quarter of 2022 and were subsequently sold within the fourth quarter of 2022. The Company recorded a liability related to deferred revenue of $1.4 million for the consideration received from Cizzle as of December 31, 2022.

The payments received for the sale of future revenue will be classified as a liability related to the future sale of revenue. Under ASC 470-10-25, a seller of future revenue should evaluate whether the proceeds received should be accounted for as debt or deferred income. In assessing the factors that created a rebuttable presumption of debt within the guidance, the Company determined that there were factors present to overcome the debt presumption and deferred income classification to be appropriate. The main factors the Company considered were that the transactions in form were sales, and not debt transactions. Each agreement does not guarantee a return to each purchaser, the return is based solely on future performance of AZD 1656 should it reach commercialization, with neither purchaser having an involvement in generating future cash flows from AZD 1656.

On December 15, 2022, the Company entered into an agreement with Cizzle whereby the Company granted Cizzle the option, but not the obligation, to sell its economic interest in AZD 1656 back to the Company. The agreement contained an option period of nine months from the date of the agreement for Cizzle to notify the Company of its intent to exercise the option to sell its economic interest in AZD 1656. Upon closing of the agreement, Cizzle agreed to pay the Company an option fee of $0.1 million (£0.1 million).

On September 26, 2023, Cizzle exercised its option to sell back its indirect investment in AZD 1656 in exchange for 395,460 shares of the Common Stock. The Company recognized the $1.5 million of deferred revenue and recorded $1.5 million to other income (expense), net, on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023. As of December 31, 2023, there was no liability for the sale of future revenue related to Cizzle.

The following table presents as of December 31, 2023 the Company’s liability for the sale of future revenue (in thousands):

Liability related to the sale of future royalties
December 31, 2022	$4,083
Sale of future royalties	-
Recognition of deferred revenue upon options exercise	(4,254)
Foreign currency exchange impact	171
December 31, 2023	$-

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

During January and February 2023, under the terms of the 2022 Convertible Loan Note Instrument, the Company issued convertible notes payable with an aggregate principal amount of $0.9 million (£0.8 million) to non a -related third party.

As discussed in Note 15 – Related Party Transactions, during January and February 2023, under the terms of the 2022 Convertible Loan Note Instrument, the Company issued convertible notes payable with an aggregate principal amount of $0.4 million (£0.3 million) to the CEO of Corvus Capital Limited, the majority shareholder of the Company.

The Company elected to fair value the convertible notes payable issued under the 2021 and 2022 Convertible Loan Note Instruments. At the end of each reporting period, the Company calculates the fair value of the convertible notes payable, and any changes in fair value are reported in other income (expense), net, in the current period’s consolidated statements of operations and comprehensive income (loss). There has been no change in fair value from a change in credit quality. On September 22, 2023, as discussed in Note 2 - Merger, the Company and MURF completed the Merger, at which point all outstanding convertible notes issued under the 2021 and 2022 Convertible Loan Instruments converted into 373,570 shares of Common Stock. For the period from July 1, 2023 through September 22, 2023, the closing date of the Merger, the Company recorded a loss from the change in fair value of convertible notes payable of $0.1 million in other income (expense), net, in its consolidated statements of operations and comprehensive income (loss). On September 22, 2023, in connection with the Merger, the Company record an immaterial loss on extinguishment of convertible notes payable in other income (expense), net, in its consolidated statements of operations and comprehensive income (loss).

For the year ended December 31, 2022, the Company recorded a $0.3 million loss from the change in fair value of convertible notes payable in other income (expense), net, in its consolidated statements of operations and comprehensive income (loss). See Note 4 for additional information regarding the fair value measurement of convertible notes payable.

Convertible Promissory Notes Payable

During March 2023, the Company issued a convertible promissory note payable with an aggregate principal amount of $0.8 million to a non-related third party. The note matures and is payable in full 18 months from the date of issuance. The note carries interest at a rate of 20% annually, which is payable every six (6) months from the date of the note until the maturity date. The note contained the option of conversion to MURF common stock (Conduit common stock following the merger) at $10 per share, at the option of the noteholder, prior to the merger. The promissory convertible note payable was not converted at the closing of the Merger and was also not converted as of December 31, 2023. Issuance costs associated with the note were immaterial and expensed as incurred on the Company’s consolidated statements of operations and comprehensive income (loss). The Company has not elected the fair value option and will account for the promissory convertible note payable as a liability in accordance with ASC 470 on the Company’s balance sheet. As of December 31, 2023, interest incurred on the convertible promissory note was $0.2 million and was recorded to Interest expense, net, on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2023 interest payments to the lender totaled $0.2 million and were recorded as a reduction of accrued interest on the consolidated balance sheet.

The Company notes that this issuance was outside of the terms of the 2022 Convertible Loan Note Instrument.

8. Loans Payable

On May 1, 2022, the Company entered into Loan Agreements (the “Loans”) with two lenders, totaling $0.2 million. The Loans mature two years from the date of the agreement and bear no interest. Each loan was made available to the Company by the lenders in three tranches of (i) $33 thousand (£30 thousand); (ii) $33 thousand (£30 thousand) and (iii) $28 thousand (£25 thousand), totaling $0.2 million. The Loans provided for events of default, including, among others, failure to make payment, bankruptcy and non-compliance with the terms of the Loans. As of December 31, 2023, the Company utilized all three tranches of the first loan and two out of three tranches of the second loan, with total loans payable at December 31, 2023 and December 31, 2022 of $0.2 million and $0.2 million, respectively.

9. Deferred Commission Payable

As discussed in Note 4, A.G.P was a financial advisor to both MURF and Old Conduit in connection with the Merger transaction. Upon the completion of the Merger, A.G.P.: (i) received a cash fee of $6.5 million, 1,300,000 shares of Common Stock, and warrants to purchase 54,000 shares of Common Stock at an exercise price of $11.00 per share pursuant to its engagement agreement with Old Conduit entered into on August 2, 2022, and (ii) agreed to defer payment, to be paid in the future under certain circumstances by a date no later than March 21, 2025, of $5.7 million of fees plus annual interest of 5.5% as a result of its engagement for MURF’s IPO. The $5.7 million deferred commissions payable was recorded as a non-current liability on the Company’s consolidated balance sheet as of December 31, 2023. Accrued interest was recorded as a liability on the Company’s consolidated balance sheet under accrued expenses and other current liabilities and totaled $85 thousand as of December 31, 2023.

10. Share Based Compensation

On September 22, 2023, in connection with the Merger, the Company adopted the Conduit Pharmaceuticals Inc. 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan became effective upon the closing of the Merger. The 2023 Plan initially provides for the issuance of up to 11,497,622 shares of Common Stock. The number of authorized shares will automatically increase on January 1, 2024 and continuing annually on each anniversary thereof through (and including) January 1, 2033, equal to the lesser of (i) 5% of the Shares outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of Shares as determined by the Board or the Committee. The 2023 Plan allows for awards to be issued to employees and non-employee directors in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, dividend equivalents, other stock-based, or other cash-based awards. As of December 31, 2023, there were 10,351,358 shares of Common Stock available for issuance under the 2023 Plan.

During the year ended December 31, 2023 and 2022, there was $0.2 million and nil in stock-based compensation expense recognized within General and administrative expenses on the consolidated statements of operations and comprehensive income (loss), respectively, related to the RSUs and Stock Options granted since the Merger.

Restricted Stock

In connection with the Merger, as discussed in Notes 1 and 3, and by Unanimous Written Consent of the Board of Directors, the Chief Financial Officer of Conduit Pharmaceuticals, Inc. was granted 74,545 restricted stock units (“RSUs”) on December 1, 2023. The RSUs vest in equal annual installments on the first three anniversaries of the closing of the Merger. No RSUs were vested as of December 31, 2023.

The following table summarizes restricted stock award activity:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2022	-	$-
Granted	74,545	$5.51
Cancelled/forfeited	-	$-
Vested	-	$-
Outstanding at December 31, 2023	74,545	$5.51

As of December 31, 2023 there was $0.4 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 3 years.

Stock Options

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company then recognizes the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

●	Expected volatility – the Company estimates the volatility of the share price of their peer companies at the date of grant using a “look-back” period which coincides with the expected term, defined below. The Company believes using a “look-back” period which coincides with the expected term is the most appropriate measure for determining expected volatility.
●	Expected term – the Company estimates the expected term using the “simplified” method outlined in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.”
●	Risk-free interest rate – the Company estimates the risk- free interest rate using the U.S. Treasury Yield curve for periods equal to the expected term of the options in effect at the time of grant.
●	Dividends – the Company uses an expected dividend yield of zero because the Company has not declared nor paid a cash dividend, nor are there any plans to declare a dividend.

The Company estimated the fair value of stock options granted in the periods presented using a Black-Scholes option-pricing model utilizing the following assumptions:

	For the year ended December 31,
	2023	2022
Expected volatility (%)	79.0% - 80.0%	n/a
Expected term (years)	3.5 - 6.5	n/a
Risk-free interest rate (%)	4.16% - 4.35%	n/a
Expected dividend yield (%)	0%	n/a

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity for the 2023 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	-	$-	-	$-
Granted	1,071,719	$5.51	8.85	$-
Cancelled/forfeited	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at December 31, 2023	1,071,719	$5.51	8.85	$-
Exercisable	17,500	$5.51	5.72	$-
Unvested	1,054,219	$5.51	$9.52	$-

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of December 31, 2023, the total compensation cost related to non-vested option awards not yet recognized was $4.1 million with a weighted average remaining vesting period of 3.3 years.

11. Income Taxes

There was no provision (benefit) for income taxes the year ended December 31, 2023:

	For The Years Ended
	2023	2022
Current
Federal	-	-
State	-	-
Foreign	-	-
	-	-

Deferred
Federal	(843,309)	-
State	(354,993)	-
Foreign	(250,981)	-
	(1,449,283)	-

Change in Valuation Allowance	1,449,283	-

Net Income Tax Expense	-	-

Income tax provision differed from the amount computed by applying the U.S. federal income tax rate of 21% to income (loss) before taxes, as follows:

Schedule of Federal Income Tax Rate

	For The Years Ended
	2023
	US	Foreign	Consolidated
Taxes at federal statutory rate	$(417,879)	$305,304	$(112,575)
State Taxes	(174,581)	-	(174,581)
Foreign Rate Differential	-	490,112	490,112
Meals & Entertainment	24	1,880	1,904
Eq Comp Perm	3,126	-	3,126
Convertible Debt Adjustment	-	(1,048,277)	(1,048,277)
Purchase Accounting Adjustment	(608,992)	-	(608,992)
Change In Valuation Allowance	1,198,302	250,981	1,449,283

Total provision (benefit) for income taxes	$-	$-	$-

The tax effects of temporary differences which give rise to significant portions of deferred tax assets are as follows as of December 31:

 Schedule of Deferred Tax Assets And Liabilities

	For The Years Ended
	2023
	US	Foreign	Consolidated
Deferred Tax Assets
Stock options	$37,671	$-	$37,671
Transaction Costs	598,843		598,843
Net operating loss	561,788	250,981	812,769

Total deferred tax asset	1,198,302	250,981	1,449,283

Deferred Tax Liabilities

Net deferred tax assets	1,198,302	250,981	1,449,283

Valuation allowance	(1,198,302)	(250,981)	(1,449,283)
Net deferred tax assets (liability)	$-	$-	$-

As of December 31, 2023, the Company had net operating loss (“NOL”) carryforwards for U.S. federal” purposes of approximately $1,882,667 which carryforward indefinitely and can offset 80% of taxable income in future years. As of December 31, 2023, the Company had state NOL carryforwards of: $1,882,667 which will begin to expire in 2044. As of December 31, 2023, the Company had net operating loss (“NOL”) carryforwards for foreign purposes of approximately $1,003,925 which carryforward indefinitely. Net operating loss (NOL) carryforwards are subject to limitations in the event of a change in control under Section 382 of the Internal Revenue Code. This section limits the amount of taxable income that can be offset by NOLs after an ownership change. The limitation is calculated as the value of the old loss corporation multiplied by the long-term tax-exempt rate. If the new loss corporation does not continue the business enterprise of the old loss corporation for a specified period, the NOL carryforwards may be disallowed. The Company has not yet conducted a Section 382 study to determine whether any ownership changes have occurred that would impose annual limitations on its ability to utilize its NOL carryforwards. Until such a study is completed, there is substantial uncertainty regarding the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of December 31, 2023, the valuation allowance for deferred tax assets totaled approximately $1,449,283.

12. Common Stock and Preferred Stock

As of December 31, 2023, and December 31, 2022, the Company has authorized the issuance of up to 250,000,000 and 400,000,000, shares of common stock, at a par value $0.0001 per share, respectively.

As of December 31, 2023, there were 73,829,536 shares of Common Stock issued and outstanding. As of December 31, 2022, there were 64,626,430 shares of Common Stock issued and outstanding as a result of the retrospective application of the Merger, as discussed in Note 2. No cash dividends have been declared or paid as of December 31, 2023.

On November 4, 2022, Conduit Pharmaceuticals Limited issued 1,000 common shares to Corvus Capital Limited. Corvus Capital Limited subsequently transferred 775 Ordinary Shares to other investors. The 1,000 common shares converted into 32,313,215 shares of Conduit Pharmaceuticals, Inc. Common Stock upon the closing of the Merger.

As of December 31, 2023, the Company has authorized the issuance of up to 1,000,000 shares of Conduit Pharmaceuticals, Inc. preferred stock (the “Preferred Stock”). As of December 31, 2022, no preferred shares were authorized for issuance.

As of December 31, 2023 and December 31,2022, no shares of Preferred Stock were issued and outstanding.

Holders of the Common Stock are entitled to one vote per share, and to receive dividends, on and if declared by the board of directors and, upon liquidation or dissolution, are entitled to receive all assets available for distribution, subordinate to the rights, preferences, and privileges of any outstanding preferred shares (if any) with respect to dividends and in connection with liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.

13. Earnings/(Net Loss) Per Share

The following table presents the calculation of basic and diluted earnings/(net loss) per share (in thousands, except share amounts and per share data):

Schedule of Basic and Diluted Net Loss Per Share

	For the years ended December 31,
	2023	2022
Numerator:
Net income (loss) - basic	$(535)	$(4,887)
Less: Change in fair value and income impact of option liabilities	(5,521)	-
Net income (loss) - diluted	$(6,056)	$(4,887)
Denominator:
Weighted average common stock outstanding, basic	66,973,906	37,447,918
Add: Option liability conversion shares	919,975	-
Weighted average shares used in computing net loss per share - diluted	67,893,881	37,447,918
Net income (loss) per share, basic	$(0.01)	$(0.13)
Net income (loss) per share, diluted	$(0.09)	$(0.13)

The Company notes that the adjustment to the numerator for the change in fair value and income impact of Vela and Cizzle accounts for changes in fair value of each option, gains (losses) at the time of issuance of each option and the statement of operations impact of the derecognition of deferred revenue that originated upon the initial sale of royalties to both Vela and Cizzle.

Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

Schedule of Potentially Dilutive Securities

	As of	As of
	December 31, 2023	December 31, 2022
Equity classified warrants	13,979,000	-
Liability classified warrants	20,054,000	-
Convertible notes payable	-	1,250,000
Convertible promissory notes payable	80,500	-
Stock options	1,071,719	-
Restricted stock units	146,963	-
Antidilutive Securities	35,332,182	1,250,000

14. Commitments and Contingencies

Legal Proceedings

The Company is subject to certain claims and contingent liabilities that arise in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, does not become material in the future.

In August 2023, prior to the Business Combination, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited, received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. Conduit rejected and disputes the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the completion of the Business Combination, to be issued 6.5 million shares of common stock. The potential contingency is not considered probable or reasonable estimable as of the financial statement issuance date and no loss contingency accruals have been incurred in the accompanying financial statements. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, defense legal cost and the diversion of the attention of our management.

15. Related Party Transactions

Corvus Capital Limited

Corvus Capital Limited (“Corvus”) is a significant investor in the Company through subscribing to 1,000 common shares prior to the closing of the Merger on September 22, 2023. As discussed in Note 3, the shares held by Corvus on the closing date of the Merger were exchanged for shares of Conduit Pharmaceuticals Inc. common stock. The Chief Executive Officer of Corvus is a member of Conduit’s board of directors. In conjunction with the execution of the PIPE Subscription Agreement, Corvus Capital and its affiliates entered into a participation and inducement agreement with the Private Placement Investor whereby Corvus agreed to provide certain payments and economic benefits to such investor in the event Corvus Capital sold or pledged in a debt transaction any of the shares it was receiving in the Business Combination. In certain circumstances, such investor may have a right to cause Corvus Capital to transfer certain of its shares to such investor.

For the years ended December 31, 2023 and 2022, the Company incurred director’s fees and travel expenses payable to the CEO of Corvus of approximately $1.0 million and $0.2 million, respectively. As of December 31, 2023, the Company did not owe the CEO of Corvus any director’s fees as the CEO of Corvus and the Company agreed to cease director’s fees to the CEO of Corvus effective at the closing of the Merger. As of December 31, 2022, the Company owed approximately $0.6 million of advisory fees to Corvus, which were recorded to accrued expenses on the balance sheet. The $0.6 million of accrued advisory fees were paid during the fourth quarter of 2023 and no remaining advisory fees were due to Corvus as of December 31, 2023.

As of December 31, 2023, the Company paid fees to an employee of Corvus of approximately $65 thousand. Total fees payable to the employee of Corvus for work performed on behalf of the Company through the closing of the Merger totaled $ 0.2 million, but a reduction was negotiated as the employee of Corvus became an employee of the Company, effective at the closing of the Merger. Amounts owed to the CEO and employee of Corvus are included in accrued expenses and other current liabilities in the balance sheet.

For the year ended December 31, 2023, and December 31, 2022, the Company paid a family member of the CEO of Corvus nil and $33 thousand, respectively.

During the year ended December 31, 2023, Corvus provided a $0.2 million cash contribution to the Company to maintain liquidity through the closing of the Merger. There was no intention of repayment by both Corvus and the Company, and as such, the Company recorded the contribution to the consolidated statement of changes in stockholders’ deficit.

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

Related Party Loan

The loans made to a related party were stated at a total principal amount of $0.8 million, with $0 and $0.3 million outstanding at December 31, 2023 and December 31, 2022, respectively. The loan carried no interest, and as such, no interest receivable was recorded. The Company recorded a full reserve against the loan as the related party did not have the ability to repay the loans as of December 31, 2022. On September 22, 2023, the related party paid back a significant portion of its outstanding loan and the Company forgave the remaining portion of the loan and the Company recorded the $0.3 million payoff as a gain within general and administrative expense on the consolidated statement of operations and comprehensive income (loss), as it had previously been fully reserved.

St George Street Capital

St George Street Capital is a significant investor in the Company through subscribing to 147 common shares of Old Conduit, which were exchanged for shares of Common Stock upon the closing of the Merger. The Chief Executive Officer of St George Street Capital is also the Chief Executive Officer of Conduit. Further, the Company has an Exclusive Funding Agreement (as defined below) with St George Street Capital. For the year ended December 31, 2023 and 2022, the Company incurred no expenses to St George Street Capital in 2023 and $0.1 million in 2022 respectively. As of December 31, 2023 and December 31, 2022, the Company did not owe any amounts to St George Street Capital.

On March 26, 2021, the Company entered into the Exclusive Funding Agreement (“Global Funding Agreement”) with St George Street Capital. Under the agreement, the Company has the first exclusive right, but not the obligation, to provide or procure funding for the performance of a drug discovery and/or development project that St George Street wishes to undertake (each a “Project”) in consideration for a share of the Net Revenue, as defined in respect to each Project (each a “Project Option”). St George Street must notify the Company in writing of each Project St George Street wishes to undertake (each a “Project Notice”). Within 90 days of a Project Notice, the Company must notify St George Street in writing whether it wishes to exercise its exclusive right to provide all or some of the funding. Such notice exercising the Project Option will specify the source and amount of the required funding the Company will provide. In the event the Company exercises its Project Option, the parties shall come to agreement for the provision of funding for the Project (each a “Project Funding Agreement”). Within 30 days of the entry into any Project Funding Agreement, a joint commercialization committee will be established to oversee the Project. Upon the receipt of any Net Revenue, as defined, St George Street will first pay the expenses it has incurred, and the remaining Net Revenue will be shared between the parties according to the agreed percentage. As of December 31, 2023, the Company has not recognized any net revenue from the Global Funding Agreement and related Projects.

We and St George Street have entered into five project funding agreements, which are subject to the terms of the Global Funding Agreement, to develop certain clinical assets that have been licensed to St George Street by AstraZeneca. The project funding agreements relate to:

●	AZD1656 for use in renal transplant,
●	AZD1656 for use in pre-term labor,
●	AZD1656 for use in Hashimoto’s thyroiditis,
●	AZD1656 for use in uveitis, and
●	AZD5904 for use in idiopathic male infertility.

At present, the Company has not determined whether to fund any of these projects, although its ability to choose to remains at the present time. Subject to the terms of the Global Funding Agreement, and project funding agreements, either we or St George Street may seek funding for projects from third parties.

There may be additional opportunities for us to partner with St George Street to fund the development of additional clinical assets in the future, licensed from Astra Zeneca.

Pursuant to its terms, the Global Funding Agreement remains effective in respect of each project until the expiration of the right of a party to receive a share of the Net Revenue (as defined in the Global Funding Agreement) pursuant to the Global Funding Agreement. Under certain circumstances, St George Street may terminate a project (i) in the event of a material or persistent breach of the Global Funding Agreement by us, subject to a cure period if the breach is capable of remedy, or (ii) in the event St George Street decides to cease development of a project. If an event of force majeure occurs and continues for a designated period of time, the innocent party may terminate the Global Funding Agreement after a notice period.

Either party may terminate a project if a voluntary arrangement is proposed or approved or an administration order is made, or a receiver or administrative receiver is appointed of any of the other party’s assets or undertakings or a winding-up resolution or petition is passed (otherwise than for the purpose of solvent reconstruction or amalgamation, in particular with respect to any reorganization of the structure of that party) or if any circumstances arise which entitle a court or a creditor to appoint a receiver, administrative receiver or administrator or make a winding-up order or similar or equivalent action is taken against or by that other party by reason of its insolvency or in consequence of debt. Generally, each project funding agreement may be terminated by us if at any time St George Street ceases the conduct of development or commercialization of the relevant products in accordance with the relevant development plan for a designated period of time, provided that the termination is only effective with respect to the specified project and the Global Funding Agreement continues in effect for all other projects. They may also be terminated by either party upon written notice to other party if the other party materially breaches the project funding agreement and does not fully cure the breach to the non-breaching party’s satisfaction within 90 days.

The Global Funding Agreement also contains customary representations and warranties. Each party also agreed to keep secret and confidential certain confidential information of the other party.

The foregoing summary does not purport to be a complete description of all of the provisions of the Global Funding Agreement and related project funding agreements and is qualified by reference to the full text of the Global Funding Agreement and such project funding agreements.

16. Other Income (expense), net

The following table presents other income (expense), net, for the years ended December 31, 2023 and 2022 (in thousands):

	For the years ended December 31,
	2023	2022
Other income:
Recognition of Cizzle deferred revenue upon option exercise	$1,480	$-
Recognition of Vela deferred revenue upon option exercise	2,774	-
Change in fair value of Cizzle option	1,280	-
Change in fair value of Vela option	970	-
Change in fair value of warrant liability	81	-
Interest Income	15	-
Other	115	-
Unrealized foreign currency transaction gain	39	-
Total other income:	6,754	-
Other expense:
Loss on issuance of Cizzle option	-	1,300
Loss on issuance of Vela option	987
Change in fair value of convertible notes payable	426	265
Loss on the sale of equity securities	-	129
Placement fees on sale of investment in equity securities	-	33
Interest expense	211	-
Realized foreign currency transaction loss	403	-
Total other expense	2,027	1,727
Total other (expense) income, net	$4,727	$(1,727)

17. Warrants

Equity Classified Warrants

Pursuant to MURF’s initial public offering, the Company sold 13,225,000 units at a price of $10.00 per unit. Each unit consisted of one share of MURF Class A common stock and one redeemable Publicly Traded Warrant. Each whole Publicly Traded Warrant entitled the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The warrants are publicly traded on The Nasdaq Capital Market under the trading symbol CDTTW.

Simultaneously with the closing of its initial public offering, MURF consummated the private sale to the Sponsor of 754,000 private placement units at a price of $10.00 per private placement unit. Each private placement unit was comprised of one share of MURF Class A common stock and one Private Placement Warrant. Each Private Placement Warrant was exercisable to purchase one share of MURF Class A common stock at a price of $11.50 per share, subject to adjustment. The private placement units (including the Class A common stock issuable upon exercise of the warrants included in the private placement units) were not transferable, assignable, or saleable until 30 days after the completion of a Merger, subject to certain exceptions.

In connection with the closing of the Merger on September 22, 2023, the Equity Classified Warrants were amended to entitle each holder to purchase one share of the Company’s Common Stock.

The Equity Classified Warrants became exercisable 30 days after the Closing Date of the Merger. The Equity Classified Warrants will expire five years after the Closing Date of the Merger or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Common Stock pursuant to the exercise of a Equity Classified Warrant and will have no obligation to settle such exercise unless a registration statement under the Securities Act with respect to the shares of Common Stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No Equity Classified Warrant will be exercisable and we will not be obligated to issue shares of Common Stock upon exercise unless the Common Stock issuable upon such exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Equity Classified Warrant. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to an Equity Classified Warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will we be required to net cash settle any Equity Classified Warrant. In the event that a registration statement is not effective for the exercised Equity Classified Warrant, the purchaser of a unit containing such Equity Classified Warrant will have paid the full purchase price for the unit solely for the share of Common Stock underlying such unit.

Conduit may call the Publicly Traded Warrants in whole and not in part, at a price of $0.01 per warrant,

●	upon not less than 30 days’ prior written notice of redemption to each Publicly Traded Warrant holder; and

●

if, and only if, the reported last sale price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the Publicly Traded Warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.

If and when the Publicly Traded Warrants become redeemable by Conduit, Conduit may not exercise its redemption right if the issuance of shares of Common Stock upon exercise of the Publicly Traded Warrants is not exempt from registration or qualification under applicable state blue sky laws or Conduit are unable to effect such registration or qualification. Conduit will use its best efforts to register or qualify such shares of Common Stock under the blue sky laws of the state of residence in those states in which the Publicly Traded Warrants were offered by Conduit in the offering.

If Conduit calls the Publicly Traded Warrants for redemption as described above, Conduit’s management will have the option to require any holder that wishes to exercise its Publicly Traded Warrant to do so on a “cashless basis.” In determining whether to require all holders to exercise their Publicly Traded Warrants on a “cashless basis,” Conduit’s management will consider, among other factors, Conduit’s cash position, the number of Publicly Traded Warrants that are outstanding and the dilutive effect on Conduit stockholders of issuing the maximum number of shares of Common Stock issuable upon the exercise of our Publicly Traded Warrants. If Conduit’s management takes advantage of this option, all holders of Publicly Traded Warrants would pay the exercise price by surrendering their Publicly Traded Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Publicly Traded Warrants, multiplied by the difference between the exercise price of the Publicly Traded Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Publicly Traded Warrants. If Conduit’s management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of Common Stock to be received upon exercise of the Publicly Traded Warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a Publicly Traded Warrant redemption.

The Private Placement Warrants are identical to the Publicly Traded Warrants, except that such warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by Conduit, in each case so long as they are still held by the Sponsor or its permitted transferees.

As summarized above, the Company has the option to redeem all of the Publicly Traded Warrants at a cash price of $0.01 per warrant during the exercisability period if the Company’s common stock has closed at a trading price above $18.00 for 20 days during a 30 day trading window. Management notes that this option is within the Company’s control, therefore it does not represent an “obligation” and does not create a liability under ASC 480. Management considered the guidance within ASC 815-40-15-7A, noting that an exercise contingency would not preclude permanent equity classification if all of the other equity criteria are met. As all other criteria to be classified as permanent equity are met, the Publicly Traded Warrants are classified as permanent equity on the Consolidated Balance Sheets.

Management assessed the Private Placement Warrants and determined that the warrants are considered to be indexed to the entity’s own stock and met all the criteria for permanent equity classification. As such, the Publicly Traded Warrants are classified as permanent equity on the Consolidated Balance Sheets.

Liability Classified Warrants

As discussed in Note 2, 2,000,000 PIPE Warrants were issued to the PIPE Investors as of the closing of the Merger pursuant to subscription agreements. The warrants provide the PIPE Investors the right to purchase up to 2,000,000 shares of Common Stock at an exercise price of $11.50. Additionally, on the Closing Date of the Merger, the Company issued 54,000 A.G.P. Warrants to an advisor for services provided directly related to the Merger. The warrants provide the advisor the right to purchase up to 54,000 shares of Common Stock at an exercise price of $11.00 per share.

The warrants issued to the PIPE Investors and the advisor (collectively the “Liability Classified Warrants”) contain materially the same terms and are exercisable for a period of five years, beginning on October 22, 2023.

The PIPE Warrants are exercisable for cash or on a cashless basis, at the holder’s option. The PIPE Warrants are not redeemable by the Company.

The A.G.P. Warrants are exercisable for cash or on a cashless basis, at the holder’s option. The Company may call the A.G.P. Warrants for redemption, in whole and not in part, at any time after the A.G.P. Warrants become exercisable and prior to their expiration, at a price of $0.01 per A.G.P. Warrant,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the reported last sale price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, recapitalizations and other similar events) for any 20 trading days within a 30 trading day period commencing once the A.G.P. Warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders; and

●	provided there is a current registration statement in effect with respect to the shares of Common Stock underlying the A.G.P. Warrants for each day in the 30 trading day period and continuing each thereafter until the redemption date.

If the Company calls the A.G.P. Warrants for redemption as described above, our management will have the option to require any holder that wishes to exercise its A.G.P. Warrant to do so on a “cashless basis.” If our management takes advantage of this option, holders of A.G.P. Warrants would pay the exercise price by surrendering their A.G.P. Warrants for that number of shares of Common Stock as calculated pursuant to the A.G.P. Warrant. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of an A.G.P. Warrant redemption.

The Liability Classified Warrants are classified as derivative liabilities because they do not meet the criteria in ASC 815-40 to be considered indexed to the entity’s own stock as the warrants could be settled for an amount that is not equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Liability Classified Warrants are initially measured at fair value based on the price of the Publicly Traded Warrants and are remeasured at fair value at subsequent financial reporting period end dates and upon exercise (see Note 6 for additional information regarding fair value).

On September 22, 2023 (the Closing Date of the Merger), the date of issuance of the Liability Classified Warrants, the Company recorded an initial Warrant liability of $0.2 million based on the fair value as of that date. For the year ended December 31, 2023, the Company remeasured the fair value of the Liability Classified Warrants and recorded a gain on the change in the fair value of $0.1 million. The gain was recorded to Other income (expense), net, on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023. As of December 31, 2023 and December 31, 2022, the balance sheets contained warrant liabilities of $0.1 million and nil, respectively.

18. Subsequent Events

On March 4, 2024, the Company received a Commitment Letter in the amount of $5 million, subject to agreement and definition documentation, from Corvus Capital, a major shareholder and related party. The facility allows for single draws of up to $500,000, and limits draw requests to $1,000,000 in any 30-day period. An interest rate of 9.5% annually will apply from the date of the advance request, and repayment is to begin in 12 equal monthly installments, commencing on April 30, 2025.

On March 7, 2024, the Company and VanEquity LTD (“VanEquity” or the “Lessor”) entered into a lease agreement for a laboratory space. Under the lease agreement, Rent of approximately $0.1 million is due per annum. The lease term ends in January of 2027, and the laboratory space is intended to provide Conduit with the ability to extend or develop proprietary solid-form intellectual property for existing and future clinical assets.

On March 20, 2024, the Company issued in a private placement common stock purchase warrants (the “Warrants”) to an unrelated third party to purchase up to an aggregate 260,000 shares of the Company’s common stock, in exchange for entering into a lock-up with respect to the shares of common stock held by such holder (the “Lock-Up Agreement”).

The Warrants are not exercisable until one year after their date of issuance. Each Warrant is exercisable into one share of the Company’s common stock at a price per share of $[3.18] (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the Warrants. Notwithstanding the foregoing, the Warrants shall vest, and not be subject to forfeiture, with respect to 25% of such Warrants commencing on the 90th day after the date of the Lock-Up Agreement and 25% on each subsequent 90-day anniversary, in each case vesting only if the holder agrees to continue to have its shares of common stock remain locked up pursuant to the Lock-Up Agreement on such date.

The issuance of the Warrants was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

