Form 10-Q
period 2024-03-31
CONDUIT PHARMACEUTICALS INC.
filed 2024-05-14
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 001-41245

CONDUIT PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	87-3272543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4995 Murphy Canyon Road, Suite 300 San Diego, California 92123	92123
(Address of Principal Executive Offices)	(Zip Code

(760) 471-8536
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	CDT	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	CDTTW	The Nasdaq Stock Market LLC

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

As of May 15, 2024, there were 73,829,536 shares of common stock, $0.0001 par value of the registrant issued and outstanding.

CONDUIT PHARMACEUTICALS INC.

Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended March 31, 2024 contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. This includes, without limitation, statements regarding the financial position and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors,” those described in our Annual Report on Form 10-K for the year ended December 31, 2023, under “Item 1A. Risk Factors,” filed with the U.S. Securities and Exchange Commission (the “SEC”). You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2024 (unaudited)	December 31, 2023 (audited)
ASSETS
Current assets
Cash and cash equivalents	$1,844	$4,228
Prepaid expenses and other current assets	1,312	1,505
Total current assets	3,156	5,733
Operating lease right-of-use assets, net	346	-
Prepaid expenses and other long-term assets	1,415	1,491
Total assets	$4,917	$7,224
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$117	$215
Accrued expenses and other current liabilities	743	601
Convertible promissory note payable	800	800
Operating lease liability, current portion	141	-
Notes payable	183	185
Total current liabilities	1,984	1,801
Derivative warrant liability	123	142
Operating lease liability, non-current portion	171
Deferred commission payable	5,738	5,738
Total liabilities	8,016	7,681

Stockholders’ deficit
Common stock, par value $0.0001; 250,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively, 73,829,536 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	7	7
Preferred stock, par value $0.0001; 1,000,000 shares authorized at March 31, 2024 and December 31, 2023; nil shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Additional paid-in capital	11,357	10,424
Accumulated deficit	(14,851)	(11,299)
Accumulated other comprehensive income	388	411
Total stockholders’ deficit	(3,099)	(457)
Total liabilities and stockholders’ deficit	$4,917	$7,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended March 31,
	2024	2023
Operating expenses:
Research and development expenses	$128	$-
General and administrative expenses	2,827	1,515
Total operating expenses	2,955	1,515
Operating loss	(2,955)	(1,515)
Other income (expense):
Other income (expense), net	(487)	(157)
Interest income	9	-
Interest expense	(119)	-
Total other (expense) income, net	(597)	(157)
Net loss	$(3,552)	$(1,672)
Basic and diluted earnings/(net loss) per share	$(0.05)	$(0.03)
Basic weighted-average common shares outstanding	73,829,536	64,626,430
Diluted weighted-average common shares outstanding	73,829,536	64,626,430
Comprehensive loss:
Foreign currency translation adjustment	(23)	(263)
Total comprehensive loss	$(3,575)	$(1,935)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit

Balance at January 1, 2024	73,829,536	$7	$10,424	$(11,299)	$411	$(457)
Issuance of Warrants for lock-up	-	-	502	-	-	502
Stock-based compensation	-	-	431	-	-	431
Foreign currency translation adjustment	-	-	-	-	(23)	(23)
Net loss	-	-	-	(3,552)	-	(3,552)
Balance at March 31, 2024	73,829,536	$7	$11,357	$(14,851)	$388	$(3,099)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit

Balance at January 1, 2023	2,000	$-	$-	$(10,764)	$675	$(10,089)
Retroactive application of Merger	64,624,430	6	(6)	-	-	-
Reclassification of additional paid-in capital	-	-	6	(6)	-	-
Adjusted Balances, beginning of period	64,626,430	$6	$-	$(10,770)	$675	$(10,089)
Foreign currency translation adjustment	-	-	-	-	(263)	(263)
Net loss	-	-	-	(1,672)	-	(1,672)
Balance at March 31, 2023	64,626,430	$6	$-	$(12,442)	$412	$(12,024)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months ended March 31,
	2024	2023
Cash flows used in operating activities:
Net loss	$(3,552)	$(1,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of Cizzle option	-	(136)
Change in reserve for related party uncollectible loan	-	243
Loss on change in fair value of convertible notes payable	-	280
Unrealized foreign exchange loss	6	-
Issuance of warrants for lock-up	502	-
Gain on change in fair value of warrants	(19)
Stock-based compensation expense	431	-
Non-cash interest expense	79	5
Operating lease obligations	(25)
Amortization of financed Directors and Officers insurance	422	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(153)	(493)
Accounts payable	(97)	-
Accrued expenses and other liabilities	49	(196)
Net cash flows used in operating activities	(2,357)	(1,970)
Cash flows used in investing activities:
Issuance of loan - related party	-	(243)
Net cash flows used in investing activities	-	(243)
Cash flows provided by financing activities:
Proceeds from issuance of convertible notes payable, carried at fair value	-	1,434
Proceeds from issuance of convertible promissory note payable, carried at cost	-	786
Net cash flows provided by financing activities	-	2,220
Net change in cash and cash equivalents before effect of exchange rate changes	(2,357)	7
Effect of exchange rate changes on cash and cash equivalents	(27)	1
Net change in cash	(2,384)	8
Cash and cash equivalents at beginning of period	4,228	-
Cash and cash equivalents at end of period	$1,844	$8

Supplemental cash flow information:
Cash paid for interest	$80	$-

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$350	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies

Conduit Pharmaceuticals Inc., a Delaware corporation (“Conduit” or the “Company”), is a clinical-stage specialty biopharmaceutical company that was formed to facilitate the development and commercialization of clinical assets. The Company has developed a unique business model that allows it to act as a conduit to bring clinical assets from pharmaceutical companies and develop new treatments for patients. Our novel approach addresses unmet medical needs and lengthens the intellectual property for our existing assets through cutting-edge solid-form technology and then commercializing these products with life science companies.

The Company’s current development pipeline through a relationship with St George Steet Capital (“St George Street”), a related party (see Note 12), includes a glucokinase activator, which is Phase II ready in autoimmune diseases including uveitis, Hashimoto’s Thyroiditis, preterm labor, and renal transplant rejection as well as the Company’s proprietary, patent pending, solid-form compound targeting a wide range of autoimmune diseases. The Company’s development pipeline also includes a potent, irreversible inhibitor of human Myeloperoxidase (MPO) that has the potential to treat idiopathic male infertility.

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

The Merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the reverse recapitalization method, MURF was treated as the acquired company for financial reporting purposes, and the accounting acquirer was assumed to have issued shares of stock for the net assets of MURF, with no goodwill or other intangible assets recorded. This determination is primarily based on the following predominant factors: (i) post-closing, the Old Conduit stockholders have a majority of the voting power of the combined company and ability to elect the members of the combined company’s Board of Directors (“Board”); (ii) the on-going operations post-merger will comprise those of Old Conduit; and (iii) all of the senior management of the combined company, except for the Chief Financial Officer, will be members of the management of Old Conduit. As a result of the Merger, MURF was renamed “Conduit Pharmaceuticals Inc.” The boards of directors of MURF and Conduit each approved the Merger.

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

The accompanying interim unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with U.S. GAAP and, in the opinion of the Company, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2024, and its results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and March 31, 2023. The condensed consolidated balance sheet at December 31, 2023, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Conduit UK Management Ltd. (United Kingdom) and Conduit Pharmaceuticals, Ltd. (Cayman Islands). As used herein, references to the “Company” include references to Conduit Pharmaceuticals Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has generated significant losses and as of March 31, 2024, the Company had an accumulated deficit of $14.9 million. For the three months ended March 31, 2024 and 2023, the Company had net losses of $3.6 million and $1.7 million, respectively, and cash used in operating activities of $2.4 million and $2.0 million, respectively.

The Company completed the Merger that also included a private placement of an aggregate amount of $20.0 million of the Company’s shares of common stock (referred to as the “PIPE”). The proceeds received from the Merger and PIPE, net of transaction costs, totaled $8.5 million. On March 4, 2024, the Company received a Commitment Letter in the amount of $5 million, subject to agreement and definition documentation, from Corvus Capital, a major shareholder and related party. The facility allows for single draws of up to $500,000, and limits draw requests to $1,000,000 in any 30-day period. An interest rate of 9.5% annually will apply from the date of the advance request, and repayment is to begin in 12 equal monthly installments, commencing on April 30, 2025. As of March 31, 2024, the Company had not received any proceeds from the additional $5.0 million commitment. Despite the closing of the Merger and an additional $5.0 million commitment from a major stockholder, the Company has determined that it does not have sufficient cash and other sources of liquidity to fund its current business plans. Management believes these factors raise substantial doubt regarding the Company’s ability to continue as a going concern for at least the next 12 months from the financial statement filing date.

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

The Company relies on agreements with related parties and third parties for the purpose of developing and licensing clinical assets from St George Street and, in turn, St George Street licenses such assets from AstraZeneca. See Note 12. If there is a breach or other termination of such agreements, there could be a material adverse effect on the Company’s business, financial condition, operating results, and prospects. In addition, the Company is not a party to the license agreements between St George Street and AstraZeneca. The termination of such third-party agreements could have a material impact on or materially disrupt operations. While the Company holds its own intellectual property outside of the scope of these agreements, termination of such agreements could adversely affect the business and ability to commercialize our clinical assets.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are primarily maintained with major financial institutions in the United Kingdom and Switzerland. The Company considers cash equivalents to be short-term, highly liquid investments that (a) are readily convertible into known amounts of cash, (b) are traded and held for cash management purposes, and (c) have original maturities of three months or less at the time of purchase. The Company’s Switzerland bank accounts, which hold immaterial cash balances, are uninsured, and the Company’s U.K. bank account, with a balance at March 31, 2024 of approximately £78,585 (or approximately $99,266) does not exceed the country’s deposit limit of £85,000 (approximately $108,000). The Company’s U.S. depository bank participates in the Demand Deposit Marketplace program, insuring deposits up to $10 million by sweeping amounts in excess of the $250,000 deposit insurance limit among participating banks. The Company has not experienced any losses on any accounts through the three months ended March 31, 2024.

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

Unobservable inputs reflect the Company’s assumption about the inputs that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels, based on the inputs, as follows:

●	Level 1-Valuations based on quoted prices for identical instruments in active markets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.
●	Level 2- Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for either similar instruments in active markets, identical or similar instruments in markets that are not active, or model-derived valuations whose inputs or significant value drivers are observable or can be corroborated by observable market data.
●	Level 3-Valuations based on inputs that are unobservable. These valuations require significant judgment.

The Company’s Level 1 assets consist of cash and cash equivalents in the accompanying balance sheets, convertible notes payable and the value of accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities.

As of March 31, 2024, the Company has one financial liability, a warrant liability for which the fair value is determined based on Level 2 inputs as such inputs are valued based on observable inputs other than quoted prices included in Level 1, such as quoted prices for either similar instrument in active markets. See Note 4 for further information on the Company’s financial liabilities carried at fair value.

Research and Development and Funding

Research and development expenses consist primarily of costs incurred in connection with the research and development of our clinical assets and programs. Funding expenses consist primarily of costs incurred in connection with the Company providing funding to St George Street to carry out its research and development activities. SGSC holds all licenses to conduct clinical research through third party pharmaceutical companies. The Company expenses research and development costs and intangible assets acquired that have no alternative future use as incurred. These expenses include:

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

Income Taxes

ASC Topic 740, Income Taxes, sets forth standards for financial presentation and disclosure of income tax liabilities and expense. Interest and penalties recognized have been classified in the unaudited condensed consolidated statements of operations and Comprehensive Loss as income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the unaudited condensed consolidated statements of operations and Comprehensive Loss in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain.

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

Equity classified warrants are recorded in stockholders’ deficit and liability classified warrants are recorded as liabilities within the Consolidated Balance Sheets. The liability classified warrants are remeasured each period with changes recorded in the Consolidated Statements of Operations and Comprehensive Loss.

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

2. Revision of Previously Issued Financials

In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2023, the Company’s management identified errors in its previously issued unaudited financial statements as of and for the three months ended March 31, 2023 with respect to how certain expenses relating to the Merger were previously expensed and that as part of the Company’s annual audit it was determined that such expenses should have been capitalized and subsequently recorded against equity. The accounting for legal costs was deemed to be specific incremental costs directly attributable to the Merger and concurrent PIPE financing (See Note 3). Management has evaluated this change in accounting, which overstated net loss, additional paid in capital, and accumulated deficit and understated prepaid expense, and concluded it was material to the prior periods, individually and in the aggregate. Therefore, the Company is restating the previously issued unaudited financial statements, and related notes thereto, as of and for the three months ended March 31, 2023.

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

The impact of the errors described above on the statements of operations and comprehensive loss for the three months ended March 31, 2023, is as follows (in thousands):

	For the three months ended March 31, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statements of Operations and Comprehensive Loss (in thousands)
Operating expenses:
General and administrative expenses	$2,008	$(493)	$1,515
Total operating costs and expenses	2,008	(493)	1,515
Operating loss	(2,008)	493	(1,515)
Net loss	$(2,165)	$493	$(1,672)
Net loss per share attributable to ordinary shareholders – basic and diluted*	$(1,082)	$247	$(835)
Total Comprehensive Loss	$(2,428)	$493	$(1,935)

*	Does not reflect the impact of the Merger on the Company’s capital structure

The impact of the errors described above on the statements of changes in shareholders’ deficit as of March 31, 2023, is as follows (in thousands):

	As of March 31, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statements of Changes in Shareholders’ Deficit (in thousands)
Accumulated deficit	$(12,929)	$493	$(12,436)
Total shareholders’ deficit	$(12,517)	$493	$(12,024)

The impact of the errors described above on the statements of cash flows for the three months ended March 31, 2023, is as follows (in thousands):

	For the three months ended March 31, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statements of Cash Flows (in thousands)
Cash flows from operating activities:
Net loss	$(2,165)	493	(1,672)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	$-	(493)	(493)

3. Merger

As discussed in Note 1, “Summary of Significant Accounting Policies,” on September 22, 2023, the Company and MURF completed the Merger. Upon the closing of the Merger, the following occurred:

●	Each share of Old Conduit common stock issued and outstanding immediately prior to the closing of the Merger, which totaled 2,000 shares, was exchanged for the right to receive 32,313.215 shares of the Company’s Common Stock (“Common Stock”) resulting in the issuance of 64,626,430 shares of Conduit Pharmaceuticals, Inc. Common Stock.

●	In addition to the shares issued to legacy Conduit shareholders noted above, an additional 373,570 shares of Common Stock was issued to Conduit convertible note holders, resulting in a total of 65,000,000 shares of Common Stock being issued to Conduit shareholders and holders of Conduit convertible notes payable.

●	In connection with the Merger, 45,000 share of MURF Class A common stock held by the MURF Sponsor was transferred to MURF Directors. Each share was exchanged on a one-for-one basis for shares of Common Stock.

●	Each share of MURF Class A common stock held by the MURF Sponsor prior to the closing of the Merger, which totaled 709,000 shares, was exchanged for, on a one-for-one basis for shares of Common Stock.

●	Each share of MURF common stock subject to possible redemption that was not redeemed prior to the closing of the Merger, which totaled 58,066 shares, was exchanged for, on a one-for-one basis for shares of Common Stock.

●	In connection with the Merger, 3,306,250 shares of MURF Class B common stock held by the Sponsor was automatically converted into shares of MURF Class A common stock and then subsequently converted into shares of Common Stock on a one-for-one basis.

●	In connection with the Merger, A.G.P./Alliance Global Partners (“A.G.P.”), whom acted as a financial advisor to both MURF and Conduit, was due to receive (i) a cash fee of $6.5 million, 1,300,000 shares of Common Stock and warrants to purchase 54,000 shares of Common Stock at an exercise price of $11.00 per share pursuant to its engagement agreement with Conduit entered into on August 2, 2022 and (ii) $4.6 million of deferred underwriting fees as a result of its engagement for MURF’s initial public offering. Upon closing of the Merger, A.G.P. received a cash payment of $5.6 million, 1,300,000 shares of Common Stock, and 54,000 warrants to purchase 54,000 shares of Common Stock. The remaining $5.7 million of cash payments due to A.G.P upon closing of the Merger was deferred and to be paid on or before March 21, 2025, with annual interest of 5.5%.

●	In connection with the Merger, MURF entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (the “PIPE Investors”) for an aggregate of 2,000,000 units, with each unit consisting of one share of Company common stock (the “PIPE Shares”), together with one warrant exercisable into one share of Company common stock (the “PIPE Warrants”), at a purchase price of $10.00 per unit, for an aggregate purchase price of $20,000,000 (the “PIPE Financing”). Upon the closing of the PIPE Financing (which closed in connection with the closing of the Merger), the Company received $20.0 million in cash from the PIPE Financing, which was used to settle related party promissory notes issued by MURF to the MURF Sponsor and an affiliate of the MURF Sponsor as well as transaction costs.

●	The proceeds received by the Company from the Merger and PIPE Financing, net of transaction costs, totaled $8.5 million.

The following table presents the total Common Stock outstanding immediately after the closing of the Merger:

Number of Shares
Exchange of MURF common stock subject to possible redemption for Conduit Pharmaceuticals Inc. common stock	58,066
Exchange of MURF Class A common stock held by MURF Directors for Conduit Pharmaceuticals Inc. common stock	45,000
Exchange of MURF Class A common stock held by MURF Sponsor for Conduit Pharmaceuticals Inc. common stock	4,015,250
Subtotal - Merger, net of redemptions	4,118,316
Issuance of Conduit Pharmaceuticals Inc. common stock in connection with PIPE Financing	2,000,000
Exchange of Conduit Pharmaceuticals Limited ordinary shares for Conduit Pharmaceuticals Inc. common stock on the Closing Date	64,626,430
Issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes on the Closing Date	373,570
Issuance of Conduit Pharmaceuticals Inc. common stock to an advisor for services directly related to the Merger	1,300,000
Total - Conduit Pharmaceuticals Inc. common stock outstanding as a result of the Merger, PIPE Financing, exchange of Conduit Pharmaceuticals Limited shares for shares of Conduit Pharmaceuticals Inc., issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes, and advisors.	72,418,316

4. Fair Value

The following table presents as of March 31, 2024 the Company’s liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant Liability	-	123	-	123
Total Liabilities	$-	$123	$-	$123

The following table presents as of December 31, 2023 the Company’s liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liability	$-	$142	$-	$-
Total Liabilities	$-	$142	$-	$142

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

During the period ended March 31, 2024, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

5. Balance Sheet Details

Current assets consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31,	As of December 31,
	2024	2023

Prepaid directors and officers insurance	$1,000	$1,365
Prepaid Expenses	198	140
Other Current Assets	114	-
Total prepaid expenses and other current assets	$1,312	$1,505

Accrued Expenses and other current liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Accrued Professional Fees	$253	$361
Accrued Payroll	-	40
Accrued Interest	166	87
Accrued Expenses	324	113
Total accrued expenses and other current liabilities	$743	$601

6. Convertible Notes Payable

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

As discussed in Note 15, “Related Party Transactions,” during January and February 2023, under the terms of the 2022 Convertible Loan Note Instrument, the Company issued convertible notes payable with an aggregate principal amount of $0.4 million (£0.3 million ) to the CEO of Corvus.

The Company elected to fair value the convertible notes payable issued under the 2021 and 2022 Convertible Loan Note Instruments. At the end of each reporting period, the Company calculated the fair value of the convertible notes payable, and any changes in fair value are reported in other income (expense), net, in the current period’s unaudited condensed consolidated statements of operations and Comprehensive Loss. There has been no change in fair value from a change in credit quality.

For the three months ended March 31, 2023, the Company recorded a $0.3 million loss from the change in fair value of convertible notes payable in other income (expense), net, in its unaudited condensed consolidated statements of operations and Comprehensive Loss.

On September 22, 2023, as discussed in Note 3, “Merger,” the Company and MURF completed the Merger, at which point all outstanding convertible notes issued under the 2021 and 2022 Convertible Loan Instruments converted into 373,570 shares of Common Stock.

Convertible Promissory Notes Payable

During March 2023, the Company issued a convertible promissory note payable with an aggregate principal amount of $0.8 million to a non-related third party. The note matures and is payable in full 18 months from the date of issuance. The note contains a conversion option which allows the holder of the note to convert the principal, plus any accrued interest at the date of conversion, into shares of CDT common stock at a conversion price of $10. The note carries 20% interest, which is payable every six (6) months from the date of the note until the maturity date. The promissory convertible note payable was not converted at the closing of the Merger and was also not converted as of March 31, 2024. The Company has not elected the fair value option and will account for the promissory convertible note payable as a liability in accordance with ASC 480 on the Company’s balance sheet. The only subsequent measurement impact on a recurring basis until conversion (if conversion occurs) or prepayment (if prepayment occurs) will be to record the accrued interest as a liability and reduce the balances of the Note and its accrued interest for cash payments made against these balances. For the three months ended March 31, 2024 and March 31, 2023, interest on the convertible promissory note totaled forty thousand dollars and forty thousand dollars, respectively.

7. Loans Payable

On May 1, 2022, the Company entered into Loan Agreements (the “Loans”) with two lenders, totaling $0.2 million. The Loans mature two years from the date of the agreement and bear no interest. Each loan was made available to the Company by the lenders in three tranches of (i) $33 thousand (£30 thousand); (ii) $33 thousand (£30 thousand) and (iii) $28 thousand (£25 thousand), totaling $0.2 million. The Loans provided for events of default, including, among others, failure to make payment, bankruptcy and non-compliance with the terms of the Loans. As of March 31, 2024, the Company utilized all three tranches of the first loan and two out of three tranches of the second loan, with total loans payable at March 31, 2024 and December 31, 2023 of $0.2 million and $0.2 million, respectively.

8. Deferred Commission Payable

As discussed in Note 3, A.G.P was a financial advisor to both the MURF and Old Conduit in connection with the Merger transaction. Upon the completion of the Merger, A.G.P.: (i) received a cash fee of $6.5 million, 1,300,000 shares of Common Stock, and warrants to purchase 54,000 shares of Common Stock at an exercise price of $11.00 per share pursuant to its engagement agreement with Old Conduit entered into on August 2, 2022, and (ii) agreed to defer payment, to be paid in the future under certain circumstances by a date no later than March 21, 2025, of $5.7 million of fees plus annual interest of 5.5% as a result of its engagement for MURF’s IPO. The $5.7 million deferred commissions payable was recorded as a non-current liability on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2024. Accrued interest was recorded as a liability on the Company’s condensed consolidated balance sheet and totaled $0.2 million and $0.1 million as of March 31, 2024 and December 31, 2023.

9. Share Based Compensation

On September 22, 2023, in connection with the Merger, the Company adopted the Conduit Pharmaceuticals Inc. 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan became effective upon the closing of the Merger. The 2023 Plan initially provides for the issuance of up to 11,497,622 shares of Common Stock. Pursuant to the Plan Evergreen Provision, the number of shares of Common Stock available for issuance under the 2023 Plan was increased by 3,691,476 shares of common stock effective January 1, 2024. The number of authorized shares will automatically increase on January 1, 2025 and continuing annually on each anniversary thereof through (and including) January 1, 2033, equal to the lesser of (i) 5% of the Shares outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of Shares as determined by the Board or the Committee. The 2023 Plan allows for awards to be issued to employees and non-employee directors in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, dividend equivalents, other stock-based, or other cash-based awards. As of March 31, 2024, there were 14,042,834 shares of Common Stock available for issuance under the 2023 Plan.

During the quarter ended March 31, 2024 and 2023, there was $0.4 million and nil in stock-based compensation expense recognized within General and Administrative expenses on the consolidated statements of operations and Comprehensive Loss, respectively, related to the RSUs and Stock Options granted since the Merger.

Restricted Stock

In connection with the Merger, as discussed in Notes 1 and 3, and by Unanimous Written Consent of the Board of Directors, the Chief Financial Officer of Conduit Pharmaceuticals, Inc. was granted 74,545 restricted stock units (“RSUs”) on December 1, 2023 at a weighted average grant date fair value of $5.51. The RSUs vest in equal annual installments on the first three anniversaries of the closing of the Merger. No additional RSU’s were granted during the quarter ended March 31, 2024. No RSUs were vested as of March 31, 2024 and December 31, 2023.

As of March 31, 2024 there was $0.4 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 2.5 years.

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

The Company did not grant stock options during the three months ended March 31, 2024 or March 31, 2023.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity for the 2023 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,071,719	$5.51	8.85	$-
Granted	-	$-	-	$-
Cancelled/forfeited	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at March 31, 2024	1,071,719	$5.51	8.61	$-
Exercisable	35,000	$5.51	5.47	$-
Unvested	1,036,719	$5.51	9.27	$-

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of March 31, 2024, the total compensation cost related to non-vested option awards not yet recognized was $3.7 million with a weighted average remaining vesting period of 3.1 years.

10. Income Taxes

For the three months ended March 31, 2024, and 2023, the Company’s effective tax rate was 0.0% and 0.0%, respectively, due to the current year tax loss and valuation allowance established against the Company’s net deferred tax assets, and due to operating in a no tax jurisdiction, respectively.

11. Earnings/(Net Loss) Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted earnings/(net loss) per share attributable to holders of Common Stock (in thousands, except share and per share amounts):

	For the three months ended March 31,
	2024	2023
Numerator:
Net loss - basic	$(3,571)	$(1,672)
Less: Change in fair value and income impact of Cizzle option liability	-	(136)
Net loss - diluted	$(3,571)	$(1,808)
Denominator:
Weighted average common stock outstanding, basic	73,829,536	64,626,430
Add: Cizzle option liability shares	-	395,460
Weighted average shares used in computing net loss per share - diluted	73,829,536	65,021,890
Net loss per share attributable to common shareholders, basic	$(0.05)	$(0.03)
Net income loss per share attributable to common shareholders, diluted	$(0.05)	$(0.03)

Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	As of March 31,	As of March 31,
	2024	2023
Equity classified warrants	14,239,000	-
Liability classified warrants	20,054,000	-
Convertible notes payable	-	3,070,000
Stock options	1,071,719	-
Convertible promissory notes payable	80,500	-
Restricted stock units	146,963	-
Antidilutive Securities	35,592,182	3,070,000

12. Related Party Transactions

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

For the period ended March 31, 2024, the Company incurred travel expenses on behalf of the CEO of Corvus of approximately $0.2 million. For the three months ended March 31, 2023, the Company incurred director’s fees and travel expenses payable to the CEO of Corvus $0.3 million. The $0.2 million paid during the three months ended March 31, 2024 was inclusive of an advance of $0.1 million for travel expenses. As of March 31, 2024, approximately $40 thousand was outstanding on the advance.

As of March 31,2024, and December 31, 2023, the Company did not owe the CEO of Corvus any director’s fees as the CEO of Corvus and the Company agreed to cease director’s fees to the CEO of Corvus effective at the closing of the Merger.

As of March 31, 2024 and December 31, 2023, the Company paid fees to an employee of Corvus of approximately $25 thousand and $65 thousand, respectively. Amounts owed to the CEO and employee of Corvus are included in accrued expenses and other current liabilities in the balance sheet.

During January and February 2023, under the terms of the 2022 Convertible Loan Note Instrument, the Company issued convertible notes payable with an aggregate principal amount of $0.4 million (£0.3 million) to the CEO of Corvus. The convertible notes payable mature three years after issuance and bear 5% interest, only to be paid in the event of a material breach by the Company of the terms of the 2022 Convertible Loan Note Instrument. All of the convertible notes payable were converted into Common Stock upon the closing of the Merger at a 20% discount as specified under the terms of the 2021 Convertible Note Loan Instrument and the 2022 Convertible Note Loan Instrument.

St George Street Capital

St George Street Capital is a significant investor in the Company through subscribing to 147 common shares of Old Conduit, which were exchanged for shares of Common Stock upon the closing of the Merger. Further, the Company has an Exclusive Funding Agreement (as defined below) with St George Street Capital. For the three months ended March 31, 2024 and 2023, the Company did not incur expenses to St George Street Capital. As of March 31, 2024 and December 31, 2023, the Company did not owe any amounts to St George Street Capital.

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

As of March 31, 2024, the Company has not recognized any net revenue from the Global Funding Agreement or project funding agreements.

Related Party Loan

On August 20, 2022, the Company entered into a loan agreement with St George Street, with a total principal amount of $0.6 million. The loan to St George Street carried no interest, and as such, no interest receivable was recorded. The Company previously recorded a full reserve against the loan as St George Street did not previously have the ability to repay the loan. On September 22, 2023, the related party paid back a significant portion of its outstanding loan and the Company forgave the remaining portion of the loan and the Company recorded the $0.6 million payoff as a gain within general and administrative expense on the consolidated statement of operations and Comprehensive Loss, as it had previously been fully reserved.

13. Other Income (expense), net

The following table presents other income (expense), net, for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31,
	2024	2023
Other income:
Change in fair value of Cizzle option	$-	$136
Gain on change in fair value of warrant	19	-
Interest Income	9	-
Total other income:	28	136
Other expense:
Change in fair value of convertible notes payable	-	280
Interest Expense on Deferred Commission payable	79	-
Interest expense on convertible promissory note payable	40	5
Unrealized foreign currency transaction loss	4	-
Issuance of Warrants for lock up	502	8
Total other expense	625	293
Total other expense, net	$(597)	$(157)

14. Warrants

Upon the closing of the Merger, the Company assumed (i) the warrants initially included in the MURF units issued in MURF’s initial public offering (the “Publicly Traded Warrants”), and (ii) the warrants that were included in the private placement units issued to the Sponsor simultaneously with the closing of MURF’s initial public offering (the “Private Placement Warrants”). In connection with the Merger, the Company also issued warrants to the PIPE Investors (the “PIPE Warrants”) pursuant to the Subscription Agreements and to an advisor (the “A.G.P. Warrants,” and together with the PIPE Warrants, the “Liability Classified Warrants”) pursuant to the Company’s engagement agreement with the advisor.

The Company determined that the settlement amount of the Publicly Traded Warrants and the Private Placement Warrants would equal the difference between the fair value of a fixed number of shares and a fixed monetary amount (or a fixed amount of a debt instrument) and must be classified as equity, while the settlement amount of the Liability Classified Warrants would not equal the difference between the fair value of a fixed number of shares and a fixed monetary amount (or a fixed amount of a debt instrument) and must be classified as a liability.

On March 20, 2024, the Company issued in a private placement common stock purchase warrants (the “Warrants”) to an unrelated third party to purchase up to an aggregate 260,000 shares of the Company’s common stock, in exchange for entering into a lock-up with respect to the shares of common stock held by such holder (the “Lock-Up Agreement”). The Company recognized at $0.5 million loss on the issuance of the warrants in the period ending March 31, 2024. The Company estimated the fair value of the warrants issued as of March 20, 2024, using a Black-Scholes option-pricing model utilizing the following assumptions:

March 20, 2024
Closing stock price	$3.47
Contractual exercise price	$3.18
Risk-free rate	4.41%
Estimated volatility	78.5%
Time period to expiration	3 Years

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

Management assessed the Private Placement Warrants and determined that the warrants are considered to be indexed to the entity’s own stock and met all the criteria for permanent equity classification. As such, the Private Placement Warrants are also classified as permanent equity on the Consolidated Balance Sheets.

The Warrants issued in March 2024 are not exercisable until one year after their date of issuance. Each Warrant is exercisable into one share of the Company’s common stock at a price per share of $3.18 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the Warrants. Notwithstanding the foregoing, the Warrants shall vest, and not be subject to forfeiture, with respect to 25% of such Warrants commencing on the 90th day after the date of the Lock-Up Agreement and 25% on each subsequent 90-day anniversary, in each case vesting only if the holder agrees to continue to have its shares of common stock remain locked up pursuant to the Lock-Up Agreement on such date.

The issuance of the Warrants was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Liability Classified Warrants

As discussed in Note 3, 2,000,000 warrants were issued to the PIPE Investors as of the closing of the Merger pursuant to subscription agreements. The warrants provide the PIPE Investors the right to purchase up to 2,000,000 shares of Common Stock at an exercise price of $11.50. Additionally, on the Closing Date of the Merger, the Company issued 54,000 warrants to A.G.P. (the “A.G.P. Warrants”) for services provided directly related to the Merger. The warrants provide AGP the right to purchase up to 54,000 shares of Common Stock at an exercise price of $11.00 per share.

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

As March 31, 2024 and December 31, 2023, the consolidated balance sheets contained derivative warrant liabilities of $0.1 million and $0.1 million, respectively.

15. Commitments and Contingencies

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

In August 2023, prior to the Business Combination, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited, received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. Conduit rejected and disputed the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the completion of the Business Combination, to be issued 6.5 million shares of common stock. The potential contingency is not considered probable or reasonable estimable as of the financial statement issuance date and no loss contingency accruals have been incurred in the accompanying financial statements. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, defense legal cost and the diversion of the attention of our management.

Leases

On March 7, 2024, the Company entered into a lease agreement with respect to approximately 2,100 square feet of space in Cambridge, England, for a lease term commencing in March 2024 and ending in January 2027. The Company recorded a right-of-use asset of $0.4 million and corresponding lease liability of $0.3 million, using an incremental borrowing rate of 11.23%. The Company classified $0.1 million of the lease liability as short-term and $0.2 million of the lease liability as long-term as of March 31, 2024.

Indirect Investment Regarding AZD 1656

On June 3, 2020, the Company entered into an agreement with SGSC for an indirect investment in AZD 1656. Under the terms of the agreement, SGSC agreed to pay the Company a royalty of 30% of sales in excess of $24.5 million (£19.2 million) of AZD 1656 should it reach the commercialization stage and generate revenue in exchange for the Company funding SGSC’s research and development efforts. As of March 31, 2024 and March 31, 2023, the Company did not provide funding to SGSC.

16. Subsequent Events

In April 2024, the Company issued in a private placement common stock purchase warrants (the “Warrants”) to multiple parties to purchase up to an aggregate 1,447,725 shares of the Company’s common stock, in exchange for entering into a lock-up, one (1) year for all Warrants, with respect to the shares of common stock held by such holder (the “Lock-Up Agreement”) and $0.125 per warrant. 907,725 of the total Warrants issued were issued to directors, related parties and management of the Company.

The Warrants are not exercisable until one year after their date of issuance. Each Warrant is exercisable into one share of the Company’s common stock at a price per share of $3.12 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the Warrants.

The issuance of the Warrants was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on April 16, 2024. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Conduit Pharmaceuticals Limited entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Murphy Canyon Acquisition Corp. (“MURF”) on November 8, 2022. The transaction contemplated by the terms of the Merger Agreement was completed on September 22, 2023, in conjunction with which MURF changed its name to Conduit Pharmaceuticals Inc. (hereafter referred to, collectively with is subsidiaries as “Conduit”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires). All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

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

Through this relationship, there are considerable APIs that were manufactured by AstraZeneca in conducting its clinical trials available. As a result, Conduit may not have to develop the APIs, which is often a time consuming and expensive process, and the APIs already produced were subject to rigorous quality control measures.

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

We incurred approximately $128,000 on research and development activities during the three months ended March 31, 2024. There was no comparable research and development funding during the three months ended March 31, 2023. Our research and development activities have been wholly focused on developing co-crystals of AZD1656 to increase patent life. Some of this work was completed by third-party CROs but all intellectual property is retained by us. We currently have one pending international patent application and two pending national patent applications. The successful completion of clinical trials increases the value of clinical assets and may lead to the commercialization and/or licensing of such assets to other pharmaceutical companies. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful.

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

Other Income (Expenses)

Other income (expenses), net

Other income (expense), net consists of change in the fair value of options, change in fair value of convertible notes, and expense incurred upon the issuance of warrants during the quarter. Other income (expense), net consists of change in the fair value of options, change in fair value of convertible notes, and expense incurred upon the issuance of warrants during the quarter.

Interest expense, net

Interest expense, net consists primarily of interest expense on convertible loan notes and promissory notes and interest expense on deferred commissions payable to an advisor for fees related to the Merger, as well as a small amount of interest income on cash and cash equivalents held by the Company.

Results of Operations

The following table set forth our results of operations for the periods indicated:

	Three Months ended March 31,
(In thousands, except share and per share amounts)	2024	2023
Operating expenses:
Research and development expenses	$128	$-
General and administrative expenses	2,827	1,515
Total operating costs and expenses	2,955	1,515
Operating loss	(2,955)	(1,515)
Other income (expenses):
Other income (expense), net	(487)	(157)
Interest Income	9	-
Interest expense, net	(119)	-
Total other (expense) income, net	(597)	(157)
Net loss	$(3,552)	$(1,672)

Comparison of the Three Months Ended March 31, 2024 and 2023

Research and Development Expenses

	Three Months ended March 31,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Research and development expenses	$128	$-	$128	100%

Research and development expenses increased by $0.1 million, or 100%, for the three months ended March 31, 2024, as compared to nil for the three months ended March 31, 2023. The increase was primarily due to the development of certain co-crystals of AZD1656 (AZD1656 Co-Crystal PCT/IB2022/00075 - Patent Expires 02/09/2042) during the quarter ended March 31, 2024. We will seek to develop the AZD1656 Co-Crystal in psoriasis, Crohn’s disease, lupus, sarcoidosis, diabetic wound healing, idiopathic pulmonary fibrosis, and nonalcoholic steatohepatitis (NASH). There was no comparative activity during the three months ended March 31, 2023.

General and Administrative Expenses

	Three Months ended March 31,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
General and administrative expenses	$2,827	$1,515	$1,312	87%

General and administrative expenses increased by $1.3 million, or 87%, to $2.7 million for the three months ended March 31, 2024, as compared to $1.5 million for the three months ended March 31, 2023. The increase was primarily driven by a $0.9 million increase in salaries and stock compensation expense and $0.5 million increase in insurance related the amortization of D&O insurance, partially offset by $0.2 million decrease in professional fees.

Other Income (Expense), Net

	Three Months ended March 31,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Other income (expense), net	$(487)	$(157)	$330	210%

Other income (expense), net changed by $0.3 million, or 210%, to $0.5 million of expense for the three months ended March 31, 2024, as compared to $0.2 million of net expense for the three months ended March 31, 2023. The increase was primarily driven by an increase of $0.5 million related to the issuance of warrants during the three months ended March 31, 2024. The $0.2 million expense in for the three months ended March 31, 2023 was primarily driven by a $0.3 million change in fair value on the convertible notes payable, partially offset by a gain of $0.1 million on the change in fair value of the Cizzle option.

For further details refer to Note 13, “Other income (expense), net,” in the unaudited financial statements as of March 31, 2024 and March 31, 2023 included elsewhere in this Quarterly Report.

Interest Expense, Net

	Three Months ended March 31,		Change
(Dollar amounts in thousands)	2024	2024	Amount	%
Interest expense, net	$(119)	$-	$(119)	-100%

Interest expense was $0.1 million for the three months ended March 31, 2024 compared to nil for the three months ended March 31, 2023. The change was driven by $79 thousand of interest expense on the deferred commission payable to an advisor for fees related to the Merger and $40 thousand of interest expense for interest on convertible notes for the three months ended March 31, 2024.

Liquidity and Capital Resources

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Since our inception, and in line with our growth strategy, we have prepared our financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations. To date, our primary sources of capital have been through private placements of equity securities and convertible debt as well as PIPE financing as a result of the Merger. During the three months ended March 31, 2024 and 2023, we had net losses of $3.6 million and $1.7 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing.

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

The promissory convertible note matures and is payable in full, 18 months from the date of the note. The note carries 20% interest and is payable every six months from the date of the note until the maturity date. The note is subject to conversion of Conduit’s common stock following the consummation of the Merger taking place prior to the maturity date of the promissory convertible note.

Loans Payable

In May 2022, we entered into two loan agreements, with an aggregate principal amount of $0.2 million, with two lenders.

The loans payable mature and is payable in full two years from the date of the agreement and bear no interest.

For additional information regarding our convertible promissory note, see Note 7 of the note to the unaudited financial statements.

Working Capital

We currently anticipate that cash required for working capital for the next 12 months is approximately $14.4 million, which includes deferred financing fees payable of $5.7 million, accrued expenses and other current liabilities of $0.9 million, a convertible promissory note, if not converted prior to maturity, of $0.8 million, income taxes payable of $0.1 million and a note payable of $0.2 million that matures within the next 12 months. We do not anticipate being able to fund required capital expenditures for the next 12 months with cash and cash equivalents on hand as we have a history of limited cash on hand. We have historically been able to access funds through the issuance of our convertible notes and believe we can continue to obtain funding through debt and equity financing agreements as needed to meet cash requirements for the next 12 months.

Cash Flows

The following table set forth our cash flows for the period indicated (in thousands):

	Three Months ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating Activities	$(2,357)	$(1,970)
Investing Activities	-	(243)
Financing Activities	-	2,220
Effect of exchange rate changes on cash and cash equivalents	(27)	1
Net (decrease) increase in cash and cash equivalents	$(2,384)	$8

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024, was $2.4 million, resulting primarily from a net loss of $3.6 million, adjusted for non-cash items including a $0.4 million of stock-based compensation, a $0.4 million of amortization expense, a $0.5 million expense on the issuance of warrants and a $0.1 million interest expense of the deferred commission payable. The $0.2 million cash outflow from operating assets and liabilities is primarily due to a $0.1 cash inflow from accrued expense and other current liabilities due to differences in the timing of disbursements and a $0.2 million cash outflow from prepaid expenses.

Net cash used in operating activities for the three months ended March 31, 2023, was $1.9 million, resulting primarily from a net loss of $1.7 million, adjusted for non-cash charges of $0.3 million for a loss on the change in fair value of convertible notes payable, a $0.2 million loss change in reserve on a related party loan, and a $0.1 million loss on the change in fair value of the Cizzle option. The $0.7 million cash outflow from operating assets and liabilities is primarily due to a $0.2 cash outflow from accrued expense and other current liabilities due to differences in the timing of disbursements and a $0.4 million cash outflow from prepaid expenses due to capitalized costs incurred in connection with the Company’s Merger.

Cash Flows (Used) Provided by Investing Activities

There was no cash flow from investing activities for the three months ended March 31, 2024.

Net cash used in investing activities for the three months ended March 31, 2023, was $0.3 million, resulting from the issuance of a loan to a related party.

Cash Flows Provided by Financing Activities

There was no cash flow from financing activities for the three months ended March 31, 2024.

Net cash provided by financing activities for the three months ended March 31, 2023, was $2.2 million, resulting from the issuance of a convertible note payable of $1.4 million, and $0.7 million from the issuance of a convertible promissory note payable.

Contractual Obligations and Other Commitments

As of March 31, 2024, we had no non-cancellable commitments for the purchase of clinical materials, contract manufacturing, maintenance and committed funding which we expect to pay within one year.

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

Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying Consolidated Financial Statements do not reflect any adjustments that might result if we are unable to continue as a going concern. In connection with the preparation of the Consolidated Financial Statements for the three months ended March 31, 2024 and year ended December 31, 2023, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements, and concluded that substantial doubt existed as to our ability to continue as a going concern as further discussed in Note 1 in the notes to the Consolidated Financial Statements of this Quarterly Report.

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

Unobservable inputs reflect the Company’s assumption about the inputs that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels, based on the inputs, as follows:

●	Level 1-Valuations based on quoted prices for identical instruments in active markets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

●	Level 2- Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for either similar instruments in active markets, identical or similar instruments in markets that are not active, or model-derived valuations whose inputs or significant value drivers are observable or can be corroborated by observable market data.

●	Level 3-Valuations based on inputs that are unobservable. These valuations require significant judgment.

The Company’s Level 1 assets consist of cash and cash equivalents in the accompanying balance sheets and the value of accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities.

As of March 31, 2024, the Company has one financial liability, a warrant liability for which the fair value is determined based on Level 2 inputs as such inputs are based on observable inputs other than quoted prices.

The warrant liability is valued using a Black-Scholes model, with the most judgmental non-observable input being the volatility measure. Changes in the assumptions around the volatility can cause significant changes in the estimated fair value of the warrant liability. See Note 4 for further information on the Company’s financial liabilities carried at fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure regarding quantitative and qualitative market risk.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024 and for the comparison fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the periods covered by this Quarterly Report, our disclosure controls and procedures were not effective, due to material weaknesses previously identified and not yet remediated as of the end of both such periods.

Changes in Internal Control over Financial Reporting

There have been no changes to in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter.

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

In August 2023, prior to the Merger, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited, received a letter from Strand claiming it was owed advisory fees pursuant to a previously executed letter. Conduit rejected and disputes the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the completion of the Merger, to be issued 6.5 million shares of common stock. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, defense legal costs and the diversion of the attention of our management.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On April 22, 2024, the Company issued in a private placement common stock purchase warrants (the “April Warrants”) to third parties, including certain directors, to purchase up to an aggregate of 907,725 shares of the Company’s common stock, in exchange for entering into a lock-up with respect to the shares of common stock held by such holder (the “Lock-Up Agreement”) and for such directors, $0.125 per warrant.

The April Warrants are not exercisable until one year after their date of issuance. Each April Warrant is exercisable into one share of the Company’s common stock at a price per share of $3.12 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the April Warrants.

The issuance of the Warrants and the April Warrants was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Resignations and Appointments

On May 10, 2024, Adam Sragovicz informed the Board of Directors of his intention to resign as Chief Financial Officer of the Company. In connection with his resignation, Mr. Sragovicz agreed to continue in his current role, with the same responsibilities and obligations as he previously had, through the day after the filing of this Quarterly Report on Form 10-Q, so that his resignation will become effective on May 15, 2024. Mr. Sragovicz’s resignation was not due to any disagreement with management or the Company’s operations, policies or practices.

The Company entered into a separation agreement with Mr. Sragovicz on May 12, 2024, which provides for continued payment of his base salary, and subsidized health insurance premiums, for a period of four months after the effective date of his resignation.  In exchange for these benefits, Mr. Sragovicz has signed a mutual release of claims, agreed to a mutual non-disparagement covenant, and re-affirmed certain confidentiality, non-solicitation and post-departure cooperation covenants.

The foregoing description of the separation agreement is qualified in its entirety by reference to the full text of the agreement, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is hereby incorporated herein by reference.

The Company will conduct its search for a successor Chief Financial Officer.  Effective as of the date of Mr. Sragovicz’s departure, the Board appointed James Bligh, Senior Vice President – Strategy, as Interim Chief Financial Officer (and principal financial officer).

Mr. Bligh will continue to serve as Senior Vice President – Strategy and a member of the Board while acting as Interim Chief Financial Officer.  Mr. Bligh has not entered into, and no amendments were made to, any material compensation plans, contracts or arrangements in connection with his appointment, although the Board of Directors will assess this determination.

Mr. Bligh, age 37, was a co-founder of Conduit and has served as Senior Vice President – Strategy and a member of the Board since September 22, 2023. The information required by Items 401(b), (d), and (e) and Item 404(a) of Regulation S-K regarding Mr. Bligh was previously reported in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024, and is incorporated by reference herein. In addition, Mr. Bligh has previously acted in the role of financial officer and has served on various boards and audit related committees throughout the earlier part of his career. There is no arrangement or understanding between Mr. Bligh and any other person pursuant to which he was selected as an officer of the Company and there are no family relationships between Mr. Bligh and any of the Company’s directors or executive officers.

In addition, on May 12, 2024, Ms. McNealey announced her resignation, due to personal reasons, as a member of the Board of Directors of the Company and from all committees on which she served, effective as of May 13, 2024. Ms. McNealey’s resignation was not due to any disagreement with management or the Company’s operations, policies or practices.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX2

Exhibit	Description
2.1	Agreement and Plan of Merger Agreement dated as of November 8, 2022, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-1 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).
2.2	Amendment to Agreement and Plan of Merger dated as of January 27, 2023, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-2 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).
2.3	Second Amendment to Agreement and Plan of Merger dated as of May 11, 2023, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-3 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2023, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 29, 2023, and incorporated herein by reference).
10.1*	Separation Agreement, dated May 12, 2024, between Mr. Sragovicz and Conduit Pharmaceuticals Inc.
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1§	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2§	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
§	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

2 Note to draft – We will review exhibits and see which, if any, exhibits will be removed once the document is substantially complete. We believe all exhibits 2-10 will be removed and will assess if need to add any.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONDUIT PHARMACEUTICALS INC

May 14, 2024	By:	/s/ Dr. David Tapolczay
	Name:	Dr. David Tapolczay
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 14, 2024	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

