Form 10-Q
period 2024-06-30
CONDUIT PHARMACEUTICALS INC.
filed 2024-08-12
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT T O SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 12, 2024, there were 96,004,699 shares of common stock, $0.0001 par value of the registrant issued and outstanding.

CONDUIT PHARMACEUTICALS INC.

Form 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended June 30, 2024 contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. This includes, without limitation, statements regarding the financial position and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors,” those described in our Annual Report on Form 10-K for the year ended December 31, 2023, under “Item 1A. Risk Factors,” filed with the U.S. Securities and Exchange Commission (the “SEC”). You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report.

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$219	$4,228
Marketable Investments	214	-
Prepaid expenses and other current assets	1,168	1,505
Total current assets	1,601	5,733
Operating lease right-of-use assets, net	319	-
Property, plant, and equipment, net	50	-
Prepaid expenses and other long-term assets	1,335	1,491
Total assets	$3,305	$7,224
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,064	$215
Accrued expenses and other current liabilities	665	601
Convertible promissory note payable	800	800
Operating lease liability, current portion	144	-
Loans payable	183	185
Total current liabilities	2,856	1,801
Derivative warrant liability	32	142
Operating lease liability, non-current portion	141	-
Deferred commission payable	5,738	5,738
Total liabilities	8,767	7,681

Stockholders’ deficit
Common stock, par value $0.0001; 250,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively, 74,000,234 and 73,829,536 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	7	7
Preferred stock, par value $0.0001; 1,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Additional paid-in capital	14,378	10,424
Accumulated deficit	(20,234)	(11,299)
Accumulated other comprehensive income	387	411
Total stockholders’ deficit	(5,462)	(457)
Total liabilities and stockholders’ deficit	$3,305	$7,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development expenses	$25	$-	153	-
General and administrative expenses	3,115	1,315	5,942	2,830
Total operating expenses	3,140	1,315	6,095	2,830
Operating loss	(3,140)	(1,315)	(6,095)	(2,830
Other income (expense):
Other income (expense), net	(2,126)	(791)	(2,613)	(948)
Interest income	2	-	11
Interest expense	(119)	-	(238)
Total other (expense) income, net	(2,243)	(791)	(2,840)	(948)
Net loss	$(5,383)	$(2,106)	(8,935)	(3,778)
Basic earnings/(net loss) per share	$(0.07)	$(0.03)	(0.12)	(0.06)
Diluted earnings/(net loss) per share	$(0.07)	$(0.03)	(0.12)	(0.05)
Basic weighted-average common shares outstanding	73,851,440	64,626,430	73,840,488	64,626,430
Diluted weighted-average common shares outstanding	73,851,440	65,825,568	73,840,488	65,425,949
Comprehensive loss:
Foreign currency translation adjustment	(1)	(383)	(24)	(646)
Total comprehensive loss	$(5,384)	$(2,489)	(8,959)	(4,424)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit

Balance at April 1, 2024	73,829,536	$7	$11,358	$(14,851)	$388	$(3,098)
Issuance of Common Stock for services	96,154	-	150	-	-	150
Issuance of Common Stock upon vesting of restricted stock units	74,544	-	-	-	-	-
Issuance of Warrants	-	-	2,388	-	-	2,388
Stock-based compensation	-	-	482	-	-	482
Foreign currency translation adjustment	-	-	-	-	(1)	(1)
Net loss	-	-	-	(5,383)	-	(5,383)
Balance at June 30, 2024	74,000,234	$7	$14,378	$(20,234)	$387	$(5,462)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit

Balance at January 1, 2024	73,829,536	$7	$10,424	$(11,299)	$411	$(457)
Issuance of Common Stock for services	96,154	-	150	-	-	150
Issuance of Common Stock upon vesting of restricted stock units	74,544	-	-	-	-	-
Issuance of Warrants	-	-	2,890	-	-	2,890
Stock-based compensation	-	-	914	-	-	914
Foreign currency translation adjustment	-	-	-	-	(24)	(24)
Net loss	-	-	-	(8,935)	-	(8,935)
Balance at June 30, 2024	74,000,234	$7	$14,378	$(20,234)	$387	$(5,462)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit

Balance at April 1, 2023	64,626,430	$6	$-	$(12,442)	$412	$(12,024)
Foreign currency translation adjustment	-	-	-	-	(383)	(383)
Net loss	-	-	-	(2,106)	-	(2,106)
Balance at June 30, 2023	64,626,430	$6	$-	$(14,548)	$29	$(14,513)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit

Balance at January 1, 2023	2,000	$-	$-	$(10,764)	$675	$(10,089)
Retroactive application of Merger	64,624,430	6	(6)	-	-	-
Reclassification of additional paid-in capital	-	-	6	(6)	-	-
Adjusted Balances, beginning of period	64,626,430	$6	$-	$(10,770)	$675	$(10,089)
Foreign currency translation adjustment	-	-	-	-	(646)	(646)
Net loss	-	-	-	(3,778)	-	(3,778)
Balance at June 30, 2023	64,626,430	$6	$-	$(14,548)	$29	$(14,513)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months ended June 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(8,935)	$(3,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of Cizzle option	-	(311)
Gain on change in fair value of Vela option	-	(77)
Loss on issuance of Vela option	-	998
Change in reserve for related party uncollectible loan	-	332
Loss on change in fair value of convertible notes payable	-	303
Unrealized foreign exchange loss	5	-
Issuance of warrants for lock-up	2,710	-
Gain on change in fair value of derivative warrant liability	(110)	-
Stock-based compensation expense	914	-
Non-cash interest expense	158	44
Operating lease obligations	(34)	-
Amortization of financed Directors and Officers insurance	863	-
Issuance of common stock for services	150	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(306)	(895)
Accounts payable	811	-
Accrued expenses and other liabilities	(96)	986
Net cash flows used in operating activities	(3,870)	(2,398)
Cash flows used in investing activities:
Issuance of loan - related party	-	(332)
Purchases of property and equipment	(10)	-
Purchases of short term investments	(490)
Proceeds from the sale of short-term investments	276
Proceeds from the issuance of the Vela option	-	493
Net cash flows used in investing activities	(224)	161
Cash flows provided by financing activities:
Proceeds from issuance of convertible notes payable, carried at fair value	-	1,455
Proceeds from issuance of warrants from lock-up	113	-
Proceeds from issuance of convertible promissory note payable, carried at cost	-	776
Net cash flows provided by financing activities	113	2,231
Net change in cash and cash equivalents before effect of exchange rate changes	(3,981)	(6)
Effect of exchange rate changes on cash and cash equivalents	(28)	6
Net change in cash	(4,009)	-
Cash and cash equivalents at beginning of period	4,228	-
Cash and cash equivalents at end of period	$219	$-

Supplemental cash flow information:
Cash paid for interest	$80	$-

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$350	$-
Purchases of PP&E in accounts payable	40	-
Receivables from issuance of warrants for lock-up	67	-

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

The Company’s current development pipeline, following the recently completed License Agreement with AstraZeneca AB (PUBL) (“AstraZeneca”) dated August 7, 2024, includes two HK-4 Glucokinase Activators, which have been determined to be Phase 2 ready for application in autoimmune disorders, as well as the Company’s proprietary, patent pending in some jurisdictions, solid-form compound targeting autoimmune disorders. The Company’s development pipeline also includes a potent, irreversible inhibitor of human Myeloperoxidase (MPO) that has been licensed in, and has the potential to treat, idiopathic male infertility. See Note 16, Subsequent Events.

Through June 30, 2024, the Company’s development pipeline, through a relationship with St. George Street Capital included a single HK-4 Glucokinase Activator licensed to St George Street Capital for use in uveitis, Hashimoto’s Thyroiditis, preterm labor, and renal transplant rejection. The Company’s development pipeline also included a potent, irreversible inhibitor of human Myeloperoxidase (MPO) licensed in idiopathic male infertility. See Note 13, Related Party transactions.

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

The accompanying interim unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with U.S. GAAP and, in the opinion of the Company, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2024, and its results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and June 30, 2023. The condensed consolidated balance sheet at December 31, 2023, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Liquidity and Going Concern

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has generated significant losses and as of June 30, 2024, the Company had an accumulated deficit of $20.2 million. As of June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $0.2 million and $4.2 million, respectively. For the six months ended June 30, 2024 and 2023, the Company had net losses of $8.9 million and $3.8 million, respectively, and cash used in operating activities of $3.9 million and $2.4 million, respectively. Management has determined that it does not have sufficient cash and other sources of liquidity to fund its current business plan. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for at least the next 12 months from the financial statement filing date.

On March 4, 2024, the Company received a Commitment Letter in the amount of $5 million, subject to agreement and definition documentation, from Corvus Capital Limited (“Corvus”), a major stockholder and related party. The facility allows for single draws of up to $500,000, and limits draw requests to $1,000,000 in any 30-day period. As of June 30, 2024, the Company had not received any proceeds from the $5.0 million commitment.

On August 5, 2024, the Company entered into a Senior Secured Promissory Note (the “Note”) with Nirland Limited (“Nirland”), pursuant to which the Company issued and sold to the Nirland the Note in the original principal amount of $2,650,000 (the “Note”), inclusive of a $500,000 original issuance discount. Of the total amount of the Note, $1,675,000 was issued upon execution of the Note . In connection with the Note, the Company issued the Purchaser 12,500,000 shares of the Company’s common stock on August 6, 2024. The balance of $475,000 will be paid after the shares have been registered for resale. The Note bears interest at a rate of 12% per annum, accruing daily on a 365-day basis, payable monthly in arrears as cash, or accrued at the Nirland’s discretion. The Note matures on August 4, 2025.

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

The Company licenses clinical assets from AstraZeneca. See Note 13 and Note 17. If there is a breach or other termination of such agreements, there could be a material adverse effect on the Company’s business, financial condition, operating results, and prospects. While the Company holds its own intellectual property outside of the scope of these agreements, termination of such agreements could adversely affect the business and ability to commercialize our clinical assets.

Nasdaq Listing Deficiencies

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On May 28, 2024, the Company received a notice (the “Notice”) it was expecting from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, due to the previously disclosed resignation of Ms. Jennifer McNealey from the Company’s Board of Directors (the “Board”) and from all committees on which she served, the Company, effective as of such date of resignation, was not in compliance with Nasdaq’s independent audit committee requirements as set forth in Listing Rule 5605 as a result of the audit committee being comprised of only two independent directors. The Company has until the earlier of its next annual meeting of stockholders or May 13, 2025 or, if the next annual meeting of stockholders is held before November 12, 2024, then the Company must evidence compliance no later than November 12, 2024. The Notice has no immediate effect on the listing of the Company’s securities on Nasdaq. The Company intends to regain compliance with the requirement that the audit committee be comprised of at least three independent directors prior to the expiration of the cure period provided pursuant to Nasdaq Listing Rule 5605(c)(4).

Notice of Failure to Satisfy a Continued Listing Rule

On August 12, 2024, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq notifying the Company that for the last 30 consecutive business days the closing bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). The deficiency letter does not result in the immediate delisting of the Company’s common stock from the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), the Company has been provided an initial period of 180 calendar days, or until February 10, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the closing bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it complies with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If the Company does not regain compliance by February 10, 2025, the Company may be eligible for an additional 180 calendar day grace period if it applies to transfer the listing of its common stock to the Nasdaq Capital Market. To qualify, the Company would be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the Nasdaq Global Market until the appeal process is complete. There can be no assurance that, if the Company does appeal the delisting determination by the Staff to the NASDAQ Listing Qualifications Panel, that such appeal would be successful.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, which could include effecting a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are primarily maintained with major financial institutions in the United Kingdom and Switzerland. The Company considers cash equivalents to be short-term, highly liquid investments that (a) are readily convertible into known amounts of cash, (b) are traded and held for cash management purposes, and (c) have original maturities of three months or less at the time of purchase. The Company’s Switzerland bank accounts, which hold immaterial cash balances, are uninsured, and the Company’s U.K. bank account, with a balance at June 30, 2024 of £93,014 (or approximately $117,623), which exceeds the country’s deposit limit of £85,000 (approximately $108,000). The Company’s U.S. depository bank participates in the Demand Deposit Marketplace program, insuring deposits up to $10 million by sweeping amounts in excess of the $250,000 deposit insurance limit among participating banks. The Company has not experienced any losses on any accounts through the six months ended June 30, 2024.

Marketable Investments

Short-term may investments include marketable debt and equity securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations or to make them available for current operations. All investments in marketable securities are classified as available-for-sale and are reported at fair value on the consolidated balance sheets. Investments with remaining maturities or that are due within one year from the balance sheet date are classified as current. The Company reviews its short-term investments for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a short-term investment’s carrying amount is not recoverable within a reasonable period of time.

Property, Plant and Equipment

Property, plant and equipment are initially recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the life of the lease, if shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in other income or expense for the period. As of June 30, 2024, property, plant and equipment primarily consisted of leasehold improvements.

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

As of June 30, 2024, the Company had outstanding warrants that are classified as a liability within the condensed consolidated balance sheets. The fair value of the warrant liability is determined each balance sheet date based on Level 2 inputs as such inputs are based on observable inputs other than quoted prices. The warrant liability is valued using a Black-Scholes model, with the most judgmental non-observable input being the volatility measure. Changes in the assumptions around the volatility can cause significant changes in the estimated fair value of the warrant liability. See Note 4 for further information on the Company’s financial liabilities carried at fair value.

During the sixth months ended June 30, 2024, the Company issued warrants that met the criteria to be classified within stockholders’ deficit within the condensed consolidated balance sheets. The fair value of the warrants was determined by using a Black-Scholes model, with the most judgmental non-observable input being the volatility measure. Changes in the assumptions around the volatility could have caused significant changes in the estimated fair value of the warrants. See Note 14 for further information on the warrants classified within stockholders’ deficit.

Share Based Compensation

The Company accounts for share based compensation arrangements granted to employees in accordance with ASC 718, Compensation: Stock Compensation, by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. The grant date fair value of stock options is determined using a Black-Scholes model, with the most judgmental non-observable input being the volatility measure. Changes in the assumptions around the volatility can cause significant changes in the grant date fair value of stock options. The Company accounts for forfeitures when they occur.

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

2. Revision of Previously Issued Financials

In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2023, the Company’s management identified errors in its previously issued unaudited financial statements as of and for the three months and six months ended June 30, 2023 with respect to how certain expenses relating to the Merger were previously expensed and that as part of the Company’s annual audit it was determined that such expenses should have been capitalized and subsequently recorded against equity. The accounting for legal costs was deemed to be specific incremental costs directly attributable to the Merger and concurrent PIPE financing (See Note 3). Management has evaluated this change in accounting, which overstated net loss, additional paid in capital, and accumulated deficit and understated prepaid expense, and concluded it was material to the prior periods, individually and in the aggregate. Therefore, the Company is restating the previously issued unaudited financial statements, and related notes thereto, as of and for the three and six months ended June 30, 2023. Additionally, certain items included in the comparative financial statements for the prior period have been reclassified to conform to the current period presentation.

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

The impact of the errors described above on the statements of operations and comprehensive loss for the three and six months ended June 30, 2023, is as follows (in thousands):

	For the three months ended June 30, 2023 (Unaudited)
	As Previously Reported		Adjustment		As Restated
Statements of Operations and Comprehensive Loss
Operating expenses:	$		$		$
General and administrative expenses		1,717		(402)		1,315
Total operating costs and expenses		1,717		(402)		1,315
Operating loss		(1,717)		402		(1,315)
Net income (loss)		$(2,508)		$402		$(2,106)
Net loss per share attributable to ordinary shareholders – basic and diluted*		$(1,254)		$201		$(1,053)
Total comprehensive income (loss)		$(2,891)		$402		$(2,489)

*	Does not reflect the impact of the Merger on the Company’s capital structure

	For the six months ended June 30, 2023 (Unaudited)
	As Previously Reported		Adjustment		As Restated
Statements of Operations and Comprehensive Loss
Operating expenses:	$		$		$
General and administrative expenses		3,725		(895)		2,830
Total operating costs and expenses		3,725		(895)		2,830
Operating loss		(3,725)		895		(2,830)
Net income (loss)		$(4,673)		$895		$(3,778)
Net loss per share attributable to ordinary shareholders – basic and diluted*		$(2,337)		$448		$(1,889)
Total comprehensive income (loss)		$(5,319)		$895		$(4,424)

*	Does not reflect the impact of the Merger on the Company’s capital structure

The impact of the errors described above on the statements of changes in shareholders’ deficit as of June 30, 2023, is as follows (in thousands):

	As of June 30, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statements of Changes in Shareholders’ Deficit
Accumulated deficit*	$(15,437)	$895	$(14,542)
Total shareholders’ deficit	$(15,408)	$895	$(14,513)

*	Does not reflect the impact of the Merger on the Company’s capital structure

The impact of the errors described above on the statements of cash flows for the six months ended June 30, 2023, is as follows (in thousands):

	For the six months ended June 30, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statements of Cash Flows
Cash flows from operating activities:
Net loss	$(4,673)	$895	$(3,778)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	$-	$(895)	$(895)

3. Merger

As discussed in Note 1, “Summary of Significant Accounting Policies,” on September 22, 2023, the Company and MURF completed the Merger. Upon the closing of the Merger, the following occurred:

●	Each share of Old Conduit common stock issued and outstanding immediately prior to the closing of the Merger, which totaled 2,000 shares, was exchanged for the right to receive 32,313.215 shares of the Company’s Common Stock (“Common Stock”) resulting in the issuance of 64,626,430 shares of the Company’s Common Stock.

●	In addition to the shares issued to legacy Conduit shareholders noted above, an additional 373,570 shares of Common Stock were issued to Conduit convertible note holders, resulting in a total of 65,000,000 shares of Common Stock being issued to Conduit shareholders and holders of Conduit convertible notes payable.

●	In connection with the Merger, 45,000 share of MURF Class A common stock held by the MURF Sponsor was transferred to MURF Directors. Each share was exchanged on a one-for-one basis for shares of Common Stock.

●	Each share of MURF Class A common stock held by the MURF Sponsor prior to the closing of the Merger, which totaled 709,000 shares, was exchanged for, on a one-for-one basis for shares of Common Stock.

●	Each share of MURF common stock subject to possible redemption that was not redeemed prior to the closing of the Merger, which totaled 58,066 shares, was exchanged for, on a one-for-one basis, for shares of Common Stock.

●	In connection with the Merger, 3,306,250 shares of MURF Class B common stock held by the Sponsor was automatically converted into shares of MURF Class A common stock and then subsequently converted into shares of Common Stock on a one-for-one basis.

●	In connection with the Merger, A.G.P./Alliance Global Partners (“A.G.P.”), whom acted as a financial advisor to both MURF and Conduit, was due to receive (i) a cash fee of $6.5 million, 1,300,000 shares of Common Stock and warrants to purchase 54,000 shares of Common Stock at an exercise price of $11.00 per share pursuant to its engagement agreement with Conduit entered into on August 2, 2022 and (ii) $4.6 million of deferred underwriting fees as a result of its engagement for MURF’s initial public offering. Upon closing of the Merger, A.G.P. received a cash payment of $5.6 million, 1,300,000 shares of Common Stock, and 54,000 warrants to purchase 54,000 shares of Common Stock. The remaining $5.7 million of cash payments due to A.G.P upon closing of the Merger was deferred and to be paid on or before March 21, 2025, with annual interest of 5.5%.

●	In connection with the Merger, MURF entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (the “PIPE Investors”) for an aggregate of 2,000,000 units, with each unit consisting of one share of Common Stock (the “PIPE Shares”), together with one warrant exercisable into one share of Common Stock (the “PIPE Warrants”), at a purchase price of $10.00 per unit, for an aggregate purchase price of $20,000,000 (the “PIPE Financing”). Upon the closing of the PIPE Financing (which closed in connection with the closing of the Merger), the Company received $20.0 million in cash, which was used to settle related party promissory notes issued by MURF to the MURF Sponsor and an affiliate of the MURF Sponsor as well as transaction costs.

●	The proceeds received by the Company from the Merger and PIPE Financing, net of transaction costs, totaled $8.5 million.

The following table presents the total Common Stock outstanding immediately after the closing of the Merger:

Number of Shares
Exchange of MURF common stock subject to possible redemption for Conduit Pharmaceuticals Inc. common stock	58,066
Exchange of MURF Class A common stock held by MURF Directors for Conduit Pharmaceuticals Inc. common stock	45,000
Exchange of MURF Class A common stock held by MURF Sponsor for Conduit Pharmaceuticals Inc. common stock	4,015,250
Subtotal - Merger, net of redemptions	4,118,316
Issuance of Conduit Pharmaceuticals Inc. common stock in connection with PIPE Financing	2,000,000
Exchange of Conduit Pharmaceuticals Limited ordinary shares for Conduit Pharmaceuticals Inc. common stock on the Closing Date	64,626,430
Issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes on the Closing Date	373,570
Issuance of Conduit Pharmaceuticals Inc. common stock to an advisor for services directly related to the Merger	1,300,000
Total - Conduit Pharmaceuticals Inc. common stock outstanding as a result of the Merger, PIPE Financing, exchange of Conduit Pharmaceuticals Limited shares for shares of Conduit Pharmaceuticals Inc., issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes, and advisors.	72,418,316

4. Marketable Investments

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of June 30, 2024 (in thousands):

	As of June 30, 2024
		Gross	Gross
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
Investment in trading securities	$214	$-	$-	$214
Total available-for-sale, short-term investments	$214	$-	$-	$214

The Company had no short-term investments as of December 31, 2023.

Unrealized losses on available-for-sale securities as of June 30, 2024, were not significant. There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments for the six months ended June 30, 2024.

5. Fair Value

The following table presents as of June 30, 2024 the Company’s liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Investment in trading securities	$-	$-	$214	$214
Derivative warrant Liability	-	32	-	32
Total Liabilities	$-	$32	$214	$246

The following table presents as of December 31, 2023 the Company’s liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liability	$-	$142	$-	$142
Total Liabilities	$-	$142	$-	$142

The fair value of the investment in trading securities was valued based on the purchase price of the investments and has therefore been classified as a Level 3 fair value measurement. The Company had no investment in trading securities as of December 31, 2023. There were no significant gains or losses recognized on the sale of investments in trading securities for the six months ended June 30, 2024.

The warrants issued to the PIPE Investors and an advisor in connection with the Merger are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the consolidated balance sheets. The measurements of the liability classified warrants are classified as Level 2 fair value measurements due to the use of an observable market quote for the Company’s publicly traded warrants, which are considered to be a similar asset in an active market.

The warrant liabilities are calculated by multiplying the quoted market price of the Company’s publicly traded warrants by the number of liability classified warrants.

During the period ended June 30, 2024, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

6. Balance Sheet Details

Current assets consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	As of	As of
	June 30, 2024	December 31, 2023

Prepaid directors and officers insurance	$642	$1,365
Prepaid Expenses	287	140
Other Receivables	188	-
Other Current Assets	51	-
Total prepaid expenses and other current assets	$1,168	$1,505

Accrued Expenses and other current liabilities consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	As of	As of
	June 30, 2024	December 31, 2023
Accrued Professional Fees	$141	$361
Accrued Payroll	27	40
Accrued Interest	289	87
Accrued Expenses	208	113
Total accrued expenses and other current liabilities	$665	$601

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

During January and February 2023, under the terms of the 2022 Convertible Loan Note Instrument, the Company issued convertible notes payable with an aggregate principal amount of $0.9 million (£0.8 million) to non-related third parties. As discussed in Note 13, “Related Party Transactions,” during January and February 2023, under the terms of the 2022 Convertible Loan Note Instrument, the Company issued convertible notes payable with an aggregate principal amount of $0.4 million (£0.3 million) to the CEO of Corvus.

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

For the three and six months ended June 30, 2023, the Company recorded a $0.3 million loss from the change in fair value of convertible notes payable in other income (expense), net, in its unaudited condensed consolidated statements of operations and Comprehensive Loss.

Convertible Promissory Notes Payable

During March 2023, the Company issued a convertible promissory note payable with an aggregate principal amount of $0.8 million to a non-related third party. The note matures and is payable in full 18 months from the date of issuance. The note contains a conversion option which allows the holder of the note to convert the principal, plus any accrued interest at the date of conversion, into shares of Common Stock at a conversion price of $10 per share. The note carries 20% interest, which is payable every six months from the date of the note until the maturity date. The promissory convertible note payable was not converted at the closing of the Merger and was also not converted as of June 30, 2024. For the six months ended June 30, 2024 and June 30, 2023, the Company incurred interest expense on the convertible promissory of $80,000 and $40,000, respectively.

8. Loans Payable

On May 1, 2022, the Company entered into Loan Agreements (the “Loans”) with two lenders, totaling $0.2 million. The Loans matured two years from the date of the agreement and bore no interest. Each loan was made available to the Company by the lenders in three tranches of (i) $33,000 (£30,000); (ii) $33,000 (£30,000) and (iii) $28,000 (£25 thousand), totaling $0.2 million. The Loans provided for events of default, including, among others, failure to make payment, bankruptcy and non-compliance with the terms of the Loans. As of June 30, 2024, the Company utilized all three tranches of the first loan and two out of three tranches of the second loan, with total loans payable at June 30, 2024 and December 31, 2023 of $0.2 million and $0.2 million, respectively.

9. Deferred Commission Payable

As discussed in Note 3, A.G.P was a financial advisor to both MURF and Old Conduit in connection with the Merger transaction. Upon the completion of the Merger, A.G.P.: (i) received a cash fee of $6.5 million, 1,300,000 shares of Common Stock, and warrants to purchase 54,000 shares of Common Stock at an exercise price of $11.00 per share pursuant to its engagement agreement with Old Conduit entered into on August 2, 2022, and (ii) agreed to defer payment, to be paid in the future under certain circumstances by a date no later than March 21, 2025, of $5.7 million of fees plus annual interest of 5.5% as a result of its engagement for MURF’s IPO. The $5.7 million deferred commissions payable was recorded as a non-current liability on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2024. The Company will pay the deferred commission payable using 25% of the net proceeds received in connection with any underwritten public offering, equity line, at the market offering, private placement, and any other public or private fundraising activities that result in proceeds to the Company until the full amount has been paid. Accrued interest was recorded as a liability on the Company’s condensed consolidated balance sheet and totaled $0.2 million and $0.1 million as of June 30, 2024 and December 31, 2023, respectively.

10. Share Based Compensation

On September 22, 2023, in connection with the Merger, the Company adopted the Conduit Pharmaceuticals Inc. 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan became effective upon the closing of the Merger. The 2023 Plan initially provides for the issuance of up to 11,497,622 shares of Common Stock. Pursuant to the 2023 Plan’s “evergreen” provision, the number of shares of Common Stock available for issuance under the 2023 Plan was increased by 3,691,476 shares of common stock effective January 1, 2024. The number of authorized shares will automatically increase on January 1, 2025 and continuing annually on each anniversary thereof through (and including) January 1, 2033, equal to the lesser of (i) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of common stock as determined by the Board or the applicable committee of the Board. The 2023 Plan allows for awards to be issued to employees and non-employee directors in the form of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units, dividend equivalents, other stock-based, or other cash-based awards. As of June 30, 2024, there were 14,107,834 shares of Common Stock available for issuance under the 2023 Plan.

For the three months ended June 30, 2024 and 2023, there was a total of $0.5 million and $0, respectively in stock-based compensation expense recognized within General and Administrative expenses on the consolidated statements of operations and Comprehensive Loss, respectively, related to the RSUs and stock options granted since the Merger.

For the six months ended June 30, 2024 and 2023, there was a total of $0.9 million and $0, respectively in stock-based compensation expense recognized within General and Administrative expenses on the consolidated statements of operations and Comprehensive Loss, respectively, related to the RSUs and stock options granted since the Merger.

On June 24, 2024, in connection with a services agreement with an unrelated third party to provide marketing services, the Company issued 96,154 shares of its Common Stock (the “Service Shares”). The Company valued the Service Shares at $1.56 per share, the closing price of the Company’s Common Stock on June 21, 2024. The total compensation for these shares is $0.2 million which will recognized within General and Administrative expenses over the service period of the agreement.

Restricted Stock

In connection with the Merger, as discussed in Notes 1 and 3, and by Unanimous Written Consent of the Board of Directors, the then Chief Financial Officer of the Company was granted 74,545 RSUs on December 1, 2023 at a weighted average grant date fair value of $5.51. The RSUs were to vest in equal annual instalments on the first three anniversaries of the closing of the Merger. Upon the then Chief Financial Officer’s resignation, effective May 15, 2024, all such RSUs were forfeited. On June 7, 2024 by Unanimous Written Consent of the Board of Directors, the Interim Chief Financial Officer of the Company and a Board member were each granted 37,272 shares of immediately vested restricted stock at a weighted average grant date fair value of $2.84. The shares of restricted stock were fully vested as of the grant date. No additional RSU’s or shares of restricted common stock were granted during the three and six months ended June 30, 2024.There were 74,544 shares of restricted common stock vested as of June 30, 2024 and no RSUs vested as of December 31, 2023.

The following table summarizes restricted stock activity for the 2023 Plan:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2023	74,545	$5.51
Granted	74,544	$2.84
Cancelled/forfeited	(74,545)	$5.51
Vested	(74,544)	$2.84
Outstanding at June 30, 2024	-	$-

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

The Company did not grant stock options during the three and six months ended June 30, 2024 or June 30, 2023.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity for the 2023 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,071,719	$5.51	8.85	$-
Granted	-	$-	-	$-
Cancelled/forfeited	65,000	$5.51	-	$-
Exercised	-	$-	-	$-
Outstanding at June 30, 2024	1,006,719	$5.51	8.95	$-
Exercisable	52,500	$5.51	5.23	$-
Unvested	954,219	$5.51	9.15	$-

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s Common Stock for those options that had exercise prices lower than the fair value of the Company’s Common Stock. As of June 30, 2024, the total compensation cost related to non-vested option awards not yet recognized was $3.1 million with a weighted average remaining vesting period of 3.0 years.

11. Income Taxes

For the six months ended June 30, 2024, and 2023, the Company’s effective tax rate was 0.0% and 0.0%, respectively, due to the current year tax loss and valuation allowance established against the Company’s net deferred tax assets, and due to operating in a no tax jurisdiction, respectively.

12. Earnings/(Net Loss) Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted earnings/(net loss) per share attributable to holders of Common Stock (in thousands, except share and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss - basic	$(5,383)	$(2,106)	$(8,935)	(3,778)
Less: Change in fair value and income impact of Cizzle option liability	-	175	-	311
Less: Change in fair value and income impact of Vela option liability	-	77	-	77
Net loss - diluted	$(5,383)	$(1,854)	(8,935)	(3,390)
Denominator:
Weighted average common stock outstanding, basic	73,851,440	64,626,430	73,840,488	64,626,430
Add: Cizzle option liability shares	-	395,460	-	395,460
Add: Vela option liability shares	-	803,678	-	404,059
Weighted average shares used in computing net loss per share - diluted	73,851,440	65,825,568	73,840,488	65,425,949
Net loss per share attributable to common stockholders, basic	$(0.07)	$(0.03)	(0.12)	(0.06)
Net income loss per share attributable to common stockholders, diluted	$(0.07)	$(0.03)	(0.12)	(0.05)

Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	As of	As of
	June 30, 2024	June 30, 2023
Equity classified warrants	15,686,725	-
Liability classified warrants	20,540,000	-
Convertible notes payable	-	3,070,000
Stock options	1,006,719	-
Convertible promissory notes payable	80,500	-
Antidilutive Securities	37,313,944	3,070,000

13. Related Party Transactions

Corvus Capital Limited

Corvus is a significant investor in the Company and the Chief Executive Officer of Corvus is a member of Conduit’s Board. In conjunction with the execution of the Subscription Agreements, Corvus and its affiliates entered into a participation and inducement agreement with the PIPE Investors whereby Corvus agreed to provide certain payments and economic benefits to such investor in the event Corvus sold or pledged in a debt transaction any of the shares it was receiving in the Merger. In certain circumstances, such investor may have a right to cause Corvus to transfer certain of its shares to such investor.

For the six months ended June 30, 2024, the Company incurred travel expenses on behalf of the CEO of Corvus of approximately $0.3 million. For the three and six months ended June 30, 2023, the Company incurred director’s fees and travel expenses payable to the CEO of Corvus of $0.3 million. The $0.3 million paid during the six months ended June 30, 2024 was inclusive of an advance of $0.2 million for travel expenses. As of June 30, 2024, approximately $50,000 was outstanding on the advance.

As of June 30, 2024 and December 31, 2023, the Company did not owe the CEO of Corvus any director’s fees as the CEO of Corvus and the Company agreed to cease director’s fees to the CEO of Corvus effective at the closing of the Merger.

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

St George Street Capital

St George Street Capital (“SGSC”) is a stockholder and the Company has a Funding Agreement (as defined below) with SGSC. Following the execution of the License Agreement with AstraZeneca (See Note 16, Subsequent Events), the Company will no longer fund the development of AZD1656 or AZD5904 under the terms of the Funding Agreement, dated March 26, 2021 (the “Funding Agreement”).

In this regard, the Company previously entered into a deed of amendment in May 2024 amending the Funding Agreement. The parties agreed that the project funding provisions of the Funding Agreement whereby the Company had the right to fund a project or refer other funders to SGSC, but not the obligation to fund any project, would be amended to provide that SGSC must still include the Company in any project funding opportunities and requests but may now seek other third party project funders in addition to the Company.

For the three and six months ended June 30, 2024 and 2023, the Company did not incur expenses to SGSC and as of June 30, 2024 and December 31, 2023, the Company did not owe any amounts to SGSC.

Related Party Loan

On August 20, 2022, the Company entered into a loan agreement with SGSC, with a total principal amount of $0.6 million. The loan to SGSC carried no interest, and as such, no interest receivable was recorded. The Company previously recorded a full reserve against the loan as SGSC did not previously have the ability to repay the loan. On September 22, 2023, the related party paid back a significant portion of its outstanding loan and the Company forgave the remaining portion of the loan and the Company recorded the $0.6 million payoff as a gain within general and administrative expense on the consolidated statement of operations and Comprehensive Loss, as it had previously been fully reserved.

14. Other Income (expense), net

The following table presents other income (expense), net, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Other income:
Change in fair value of Cizzle option	$-	$175	-	311
Change in fair value of Vela option liability	-	77	-	77
Gain on change in fair value of derivative warrant liability	91	-	110	-
Realized foreign Currency gain	-	18	-	10
Interest Income	2	-	11	-
Total other income:	93	270	121	398
Other expense:
Loss on Vela Option	-	998	-	998
Change in fair value of convertible notes payable	-	23	-	303
Interest Expense on Deferred Commission payable	79	-	158	-
Interest expense on convertible promissory note payable	40	39	80	44
Unrealized foreign currency transaction loss	7	-	11	-
Issuance of Warrants for lock up	2,208	-	2,710	-
Other	2	-	2	1
Total other expense	2,336	1,060	2,961	1,346
Total other expense, net	$(2,243)	$(791)	(2,840)	(948)

15. Warrants

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

On March 20, 2024, the Company issued in a private placement equity classified common stock purchase warrants to an unrelated third party to purchase up to an aggregate 260,000 shares of the Company’s Common Stock, in exchange for entering into a lock-up with respect to the shares of common stock held by such holder (the “March Lock-Up Agreement”). The Company recognized at $0.5 million loss on the issuance of the warrants in the period ending June 30, 2024. The Company estimated the fair value of the warrants issued as of March 20, 2024, using a Black-Scholes option-pricing model utilizing the following assumptions:

March 20, 2024
Closing stock price	$3.47
Contractual exercise price	$3.18
Risk-free rate	4.41%
Estimated volatility	78.5%
Time period to expiration	3 Years

On April 20, 2024, the Company issued in a private placement equity classified common stock purchase warrants to shareholders’ of the Company to purchase up to an aggregate 1,447,725 shares of the Company’s Common Stock, in exchange for (1) $0.125 per warrant and (2) entering into a lock-up with respect to the shares of common stock held by such holders (the “April Lock-Up Agreement”). 907,725 of the total April 2024 Warrants issued were issued to directors, related parties and management of the Company. The Company received cash of $0.2 million and recognized a $2.2 million loss on the issuance of the warrants in the three months ended June 30, 2024. The Company estimated the fair value of the warrants issued as of April 20, 2024, using a Black-Scholes option-pricing model utilizing the following assumptions:

April 20, 2024
Closing stock price	$3.08
Contractual exercise price	$3.12
Risk-free rate	4.81%
Estimated volatility	78.3%
Time period to expiration	3 Years

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

The Company will not be obligated to deliver any shares of Common Stock pursuant to the exercise of an Equity Classified Warrant and will have no obligation to settle such exercise unless a registration statement under the Securities Act with respect to the shares of Common Stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No Equity Classified Warrant will be exercisable and we will not be obligated to issue shares of Common Stock upon exercise unless the Common Stock issuable upon such exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Equity Classified Warrant. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to an Equity Classified Warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will we be required to net cash settle any Equity Classified Warrant. In the event that a registration statement is not effective for the exercised Equity Classified Warrant, the purchaser of a unit containing such Equity Classified Warrant will have paid the full purchase price for the unit solely for the share of Common Stock underlying such unit.

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

The warrants issued in March 2024 (the “March 2024 Warrants”) are not exercisable until one year after their date of issuance. Each March 2024 Warrant is exercisable into one share of the Company’s Common Stock at a price per share of $3.18 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the March 2024 Warrants. Notwithstanding the foregoing, the March 2024 Warrants shall vest, and not be subject to forfeiture, with respect to 25% of such March 2024 Warrants commencing on the 90th day after the date of the March Lock-Up Agreement and 25% on each subsequent 90-day anniversary, in each case vesting only if the holder agrees to continue to have its shares of common stock remain locked up pursuant to the March Lock-Up Agreement on such date.

The warrants issued April 2024 (the “April 2024 Warrants”) are not exercisable until one year after their date of issuance. Each April 2024 Warrant is exercisable into one share of the Company’s Common Stock at a price per share of $3.12 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the April 2024 Warrants. Notwithstanding the foregoing, the April 2024 Warrants shall vest, and not be subject to forfeiture, with respect to 25% of such March 2024 Warrants commencing on the 90th day after the date of the April Lock-Up Agreement and 25% on each subsequent 90-day anniversary, in each case vesting only if the holder agrees to continue to have its shares of common stock remain locked up pursuant to the April Lock-Up Agreement on such date.

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

The Liability Classified Warrants contain materially the same terms and are exercisable for a period of five years, beginning on October 22, 2023.

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

These warrants are classified as derivative liabilities because they do not meet the criteria in ASC 815-40 to be considered indexed to the entity’s own stock as the warrants could be settled for an amount that is not equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Liability Classified Warrants are initially measured at fair value based on the price of the Publicly Traded Warrants and are remeasured at fair value at subsequent financial reporting period end dates and upon exercise (see Note 6 for additional information regarding fair value).

As June 30, 2024 and December 31, 2023, the consolidated balance sheets contained derivative warrant liabilities of $32,000 and $0.1 million, respectively.

16. Commitments and Contingencies

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

Leases

On March 7, 2024, the Company entered into a lease agreement with respect to approximately 2,100 square feet of space in Cambridge, England, for a lease term commencing in March 2024 and ending in January 2027. The Company recorded a right-of-use asset of $0.4 million and corresponding lease liability of $0.3 million, using an incremental borrowing rate of 11.23%. The Company classified $0.1 million of the lease liability as short-term and $0.1 million of the lease liability as long-term as of June 30, 2024.

17. Subsequent Events

On August 7, 2024, the Company and AstraZeneca, a related party of the Company, entered into a License Agreement, dated August 7, 2024 (the “License Agreement”). Pursuant to such License Agreement, AstraZeneca agreed to grant an exclusive license to the Company for certain intellectual property rights controlled by AstraZeneca related to HK-4 Glucokinase activators AZD1656 and AZD5658 in all indications and myeloperoxidase inhibitor AZD5904 for the treatment, prevention, and prophylaxis of idiopathic male infertility. The Company will be responsible for the development and commercialization of the relevant products licensed under the License Agreement (the “Licensed Products”) at its sole cost and expense in accordance with the Development plan, as defined. The Company is required to use commercially reasonable efforts to develop and commercialize the Licensed Products.

As consideration for the grant of the license, the Company (i) granted AstraZeneca Common Stock pursuant to a Stock Issuance Agreement (as further set out below), (ii) paid AstraZeneca an up-front payment of $1.5 million, and (iii) will pay AstraZeneca a percentage (on a tiered basis) of any amounts it may receive in connection with a grant of a sublicense (subject to various customary exceptions).

AstraZeneca has been granted a right of first negotiation to develop, manufacture, and commercialize a Licensed Product if Conduit receives an offer for, or solicits, a transaction where a third party would obtain the right to develop, manufacture, or commercialize a Licensed Product. If AstraZeneca exercises such right, the parties will negotiate in good faith for an agreed period of time on an exclusive basis. If Conduit intends to commercialize any Licensed Product itself, it shall discuss in good faith the appropriate royalty to be paid to AstraZeneca, subject to a low double digit royalty floor.

AstraZeneca agreed to transfer to Conduit has the right to purchase all quantities of existing inventory of Licensed Products including up to 450kg of AZD1656 at pre-agreed prices, which the Company believes would be sufficient to commercial launch, assuming all clinical trials were successfully completed and regulatory approvals granted.

Either party may terminate the License Agreement for material breach (subject to a cure period) or insolvency of the other party. The Company may terminate the License Agreement for convenience (in its entirety or on a Licensed Product-by-Licensed Product basis). In addition, AstraZeneca may terminate the License Agreement in certain circumstances, including (but not limited to) the Company ceasing development of all Licensed Products (subject to certain exceptions for normal pauses or gaps between clinical studies).

In connection with the execution of the License Agreement, the Company and AstraZeneca entered into a Stock Issuance Agreement, dated August 7, 2024 (the “Issuance Agreement”), whereby the Company has issued AstraZeneca 9,504,465 shares of the Company’s Common Stock. The Issuance Agreement provides AstraZeneca with resale registration rights for such shares.

On August 5, 2024, the Company entered into a Senior Secured Promissory Note (the “Note”) with Nirland Limited (the “Nirland”), a related party of the Company, pursuant to which the Company issued and sold to the Nirland the Note in the original principal amount of $2,650,000 (the “Note”), inclusive of a $500,000 original issuance discount. Of the total amount of the Note, $1,675,000 was issued upon execution of the Note and the balance of $475,000 will be paid after the Closing Common Stock, defined below, has been registered for resale. The Note bears interest at a rate of 12% per annum, accruing daily on a 365-day basis, payable monthly in arrears as cash, or accrued at the Nirland’s discretion. The Note matures in 12 months from August 5, 2024.

The Company has certain obligations to mandatorily prepay the Note, and any accrued interest, with portions of any proceeds received in connection with future financings. The Company may prepay the outstanding principal and accrued interest on the Note with no fee. Until the Note is no longer outstanding, Nirland has a right of first refusal to participate, in an amount up to 100%, with certain exceptions, in any future equity or debt offering of the Company.

The Note is secured by all assets of the Company and its subsidiary. The Note is guaranteed by the subsidiary of the Company. The Note contains customary default provisions for a transaction of this nature. Upon an event of default, the interest rate of the Note will increase to 18%, until such time as the default is remedied. In connection with the Note, the Company issued the Nirland 12,500,000 shares of the Company’s Common Stock on August 6, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on April 16, 2024. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Conduit Pharmaceuticals Limited entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Murphy Canyon Acquisition Corp. (“MURF”) on November 8, 2022. The transaction contemplated by the terms of the Merger Agreement was completed on September 22, 2023 (the “Merger”), in conjunction with which MURF changed its name to Conduit Pharmaceuticals Inc. (hereafter referred to, collectively with is subsidiaries as “Conduit”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires).

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

While simultaneously leveraging the capabilities of our Cambridge laboratory facility and highly experienced team of solid-form experts to extend or develop proprietary solid-form intellectual property for our existing and future clinical assets. Our own intellectual property portfolio comprises a 20-year patent pending (in certain remaining jurisdictions) solid-form compound, the AZD1656 Cocrystal (a HK-4 Glucokinase Activator), targeting a wide range of autoimmune diseases. Our pipeline research includes a number of compounds that serve as promising alternatives to existing clinical assets currently marketed and sold by large pharmaceutical companies, which we have identified as having an opportunity to develop further intellectual property positions through solid-form technology.

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

Outside of our proprietary owned patented clinical assets, AstraZeneca AB (PUBL) (“AstraZeneca”) agreed to grant a license to the Company under certain intellectual property rights controlled by AstraZeneca related to HK-4 Glucokinase activators AZD1656 and AZD5658 in all indications and myeloperoxidase inhibitor AZD5904 for the treatment, prevention, and prophylaxis of idiopathic male infertility. The Company will be responsible for the development and commercialization of the relevant products licensed under the related License Agreement (the “Licensed Products”). The Company is required to use commercially reasonable efforts to develop and commercialize the Licensed Products.

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

Furthermore, Conduit is well positioned to pursue, and intends, to pursue additional relationships and/or partnerships with third parties for the licensing of further assets which are currently deprioritized. We plan to focus our efforts on developing clinical assets to address diseases that impact a large population where there is no present treatment or the present treatment, carries significant unwanted side effects.

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

We incurred approximately $25,000 and $153,000 on research and development activities during the three and six months ended June 30, 2024, respectively. There was no comparable research and development funding during the three and six months ended June 30, 2023. Our research and development activities have been wholly focused on developing co-crystals of AZD1656 to increase patent life. Some of this work was completed by third-party CROs but all intellectual property is retained by us. We currently have one pending international patent application and two pending national patent applications. The successful completion of clinical trials increases the value of clinical assets and may lead to the commercialization and/or licensing of such assets to other pharmaceutical companies. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful.

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

Results of Operations

The following table set forth our results of operations for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,
(Dollar amounts in thousands)	2024	2023	2024	2023
Operating expenses:
Research and development expenses	$25	$-	153	-
General and administrative expenses	3,115	1,315	5,942	2,830
Total operating costs and expenses	3,140	1,315	6,095	2,830
Operating loss	(3,140)	(1,315)	(6,095)	(2,830)
Other income (expenses):
Other income (expense), net	(2,126)	(791)	(2,613)	(948)
Interest Income	2	-	11
Interest expense, net	(119)	-	(238)
Total other (expense) income, net	(2,243)	(791)	(2,840)	(948)
Net loss	$(5,383)	$(2,106)	(8,935)	(3,778)

Comparison of the Three Months Ended June 30, 2024 and 2023

Research and Development Expenses

	Three Months ended June 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Research and development expenses	$25	$-	$25	100%

Research and development expenses increased by $25,000, or 100%, for the three months ended June 30, 2024, as compared to $0 for the three months ended June 30, 2023. The increase was primarily due to the development of certain co-crystals of AZD1656 (AZD1656 Co-Crystal PCT/IB2022/00075 - Patent Expires 02/09/2042) during the quarter ended June 30, 2024. We will seek to develop the AZD1656 Co-Crystal in psoriasis, Crohn’s disease, lupus, sarcoidosis, diabetic wound healing, idiopathic pulmonary fibrosis, and nonalcoholic steatohepatitis (“NASH”). There was no comparative activity during the three months ended June 30, 2023.

General and Administrative Expenses

	Three Months ended June 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
General and administrative expenses	$3,115	$1,315	$1,800	137%

General and administrative expenses increased by $1.8 million, or 137%, to $3.1 million for the three months ended June 30, 2024, as compared to $1.3 million for the three months ended June 30, 2023. The increase was primarily driven by a $1.1 million increase in salaries and stock compensation expense, a $0.4 million increase in insurance related the amortization of D&O insurance, and $0.3 million in professional fees and other general and administrative expenses.

Other Income (Expense), Net

	Three Months ended June 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Other income (expense), net	$(2,126)	$(791)	$(1,335)	169%

Other income (expense), net changed by $1.3 million, or 169%, to $2.1 million of expense for the three months ended June 30, 2024, as compared to $0.8 million of net expense for the three months ended June 30, 2023. The increase was primarily driven by an increase of $2.2 million related to the issuance of warrants in exchange for stockholders’ entering into lock-up agreements during the three months ended June 30, 2024. The $0.8 million expense for the three months ended June 30, 2023 was primarily driven by a $1.0 million loss on the Vela option in the prior period offset by a, $0.2 million gain on the change in fair value of the Cizzle option.

For further details refer to Note 14, “Other income (expense), net,” in the unaudited financial statements as of June 30, 2024 and June 30, 2023 included elsewhere in this document.

Interest Expense, Net

	Three Months ended June 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Interest expense, net	$(119)	$-	$(119)	-100%

Interest expense was $0.1 million for the three months ended June 30, 2024 compared to $0 for the three months ended June 30, 2023. The change was driven by $79,000 of interest expense on the deferred commission payable to an advisor for fees related to the Merger and $40,000 of interest expense for interest on convertible notes for the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023

Research and Development Expenses

	Six Months ended June 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Research and development expenses	$153	$-	$153	100%

Research and development expenses increased by $0.2 million, or 100%, for the six months ended June 30, 2024, as compared to $0 for the six months ended June 30, 2023. The increase was primarily due to the development of certain co-crystals of AZD1656 (AZD1656 Co-Crystal PCT/IB2022/00075 - Patent Expires 02/09/2042) during the quarter ended June 30, 2024. We will seek to develop the AZD1656 Co-Crystal in psoriasis, Crohn’s disease, lupus, sarcoidosis, diabetic wound healing, idiopathic pulmonary fibrosis, and NASH. There was no comparative activity during the six months ended June 30, 2023.

General and Administrative Expenses

	Six Months ended June 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
General and administrative expenses	$5,942	$2,830	$3,112	110%

General and administrative expenses increased by $3.1 million, or 115%, to $5.9 million for the six months ended June 30, 2024, as compared to $2.8 million for the six months ended June 30, 2023. The increase was primarily driven by a $2.0 million increase in salaries and stock compensation expense, $0.9 million increase in insurance related the amortization of D&O insurance, and a $0.2 million in professional fees and other general and administrative expenses.

Other Income (Expense), Net

	Six Months ended June 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Other income (expense), net	$(2,613)	$(948)	$(1,665)	176%

Other income (expense), net changed by $1.7 million, or 176%, to $2.6 million of expense for the six months ended June 30, 2024, as compared to $0.9 million of net expense for the six months ended June 30, 2023. The increase was primarily driven by an increase of $2.7 million related to the issuance of warrants in exchange for stockholders’ entering into lock-up agreements during the six months ended June 30, 2024. The $0.9 million expense for the six months ended June 30, 2023 was primarily driven by a $0.3 million change in fair value on the convertible notes payable, a loss on the Vela option of $0.9 million, offset by a gain on the change in fair value of the Cizzle option of $0.3 million.

For further details refer to Note 14, “Other income (expense), net,” in the unaudited financial statements as of June 30, 2024 and June 30, 2023 included elsewhere in this document.

Interest Expense, Net

	Six Months ended June 30,		Change
(Dollar amounts in thousands)	2024	2024	Amount	%
Interest expense, net	$(238)	$-	$(238)	-100%

Interest expense was $0.2 million for the six months ended June 30, 2024 compared to $0 for the six months ended June 30, 2023. The change was driven by $0.2 million of interest expense on the deferred commission payable to an advisor for fees related to the Merger and $80,000 of interest expense for interest on convertible notes for the six months ended June 30, 2024.

Liquidity and Capital Resources

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Since our inception, and in line with our growth strategy, we have prepared our financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations. To date, our primary sources of capital have been through private placements of equity securities and convertible debt as well as PIPE financing as a result of the Merger. During the six months ended June 30, 2024 and 2023, we had net losses of $8.9 million and $3.8 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing.

Sources and Uses of Liquidity

Our primary uses of cash are to fund our operations as we continue to develop our product candidates. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from commercialization or licensing, we expect to finance our cash needs for ongoing research and development and business operations through public or private equity or debt financings or other capital sources, including strategic partnerships. However, we may be unable to raise additional funds or enter into such other arrangements, when needed, on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce research and development efforts. While the Company believes in the viability of its ability to raise additional funds, there can be no assurances to that effect.

Cash Requirements

Our material cash requirements include the following contractual and other obligations.

Promissory Convertible Note

In March 2023, we issued an aggregate principal amount of $0.8 million convertible promissory note payable to an investor.

The promissory convertible note matures and is payable in full, 18 months from the date of the note. The note carries 20% interest and is payable every six months from the date of the note until the maturity date. The notes became convertible into shares Conduit’s common stock following the consummation of the Merger.

Loans Payable

In May 2022, we entered into two loan agreements, with an aggregate principal amount of $0.2 million, with two lenders.

The loans payable mature and is payable in full two years from the date of the agreement and bear no interest.

For additional information regarding our convertible promissory note, see Note 7 of the note to the unaudited financial statements.

Working Capital

We currently anticipate that cash required for working capital for the next 12 months is approximately $17.1 million, which includes deferred financing fees payable of $5.7 million, accrued expenses and other current liabilities of $1.7 million, a convertible promissory note, if not converted prior to maturity, of $0.8 million, and a note payable of $0.2 million that matures within the next 12 months. We do not anticipate being able to fund required capital expenditures for the next 12 months with cash and cash equivalents on hand as we have a history of limited cash on hand. We have historically been able to access funds through the issuance of our convertible notes and believe we can continue to obtain funding through debt and equity financing agreements as needed to meet cash requirements for the next 12 months.

Cash Flows

The following table set forth our cash flows for the period indicated (in thousands):

	Six Months ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating Activities	$(3,870)	$(2,398)
Investing Activities	(224)	161
Financing Activities	113	2,231
Effect of exchange rate changes on cash and cash equivalents	(28)	6
Net (decrease) increase in cash and cash equivalents	$(4,009)	$0

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024, was $3.9 million, resulting primarily from a net loss of $8.9 million and a change in the fair value of warrants of $0.1 million, adjusted for non-cash items including $0.9 million of stock-based compensation, $0.9 million of amortization expense, $2.7 million expense on the issuance of warrants, $0.2 million interest expense of the deferred commission payable, $0.2 million non-cash share issuance and a $0.4 million cash inflow from operating assets and liabilities. The $0.4 million cash inflow from operating assets and liabilities is primarily due to a $0.8 million cash inflow from accounts payable, partially offset by a $0.1 million cash outflow from accrued expenses and other current liabilities and a $0.3 million cash outflow from prepaid expenses.

Net cash used in operating activities for the six months ended June 30, 2023, was $2.4 million, resulting primarily from a net loss of $3.8 million, adjusted for non-cash charges of $0.3 million for a loss on the change in fair value of convertible notes payable, a $0.3 million loss change in reserve on a related party loan, and a $0.6 million loss on the change in fair value of the Cizzle option. The $0.1 million cash inflow from operating assets and liabilities is primarily due to a $1.0 million cash inflow from accrued expense and other current liabilities due to differences in the timing of disbursements and a $0.9 million cash outflow from prepaid expenses.

Cash Flows (Used) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024, resulted from net purchases of short term investments of $0.2 million and purchases of PP&E during the year.

Net cash used in investing activities for the six months ended June 30, 2023, was $0.3 million, resulting from the issuance of a loan to a related party of $0.03 million and proceeds on issuance of an option of $0.5 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024, was $0.1 million, resulting from the proceeds on the issuance of the April 2024 warrants.

Net cash provided by financing activities for the six months ended June 30, 2023, was $2.7 million, resulting from the issuance of a convertible note payable of $1.4 million and $0.7 million from the issuance of a convertible promissory note payable.

Contractual Obligations and Other Commitments

As of June 30, 2024, we had no non-cancellable commitments for the purchase of clinical materials, contract manufacturing, maintenance and committed funding which we expect to pay within one year.

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

As of June 30, 2024, the Company had outstanding warrants that are classified as a liability within the condensed consolidated balance sheets. The fair value of the warrant liability is determined each balance sheet date based on Level 2 inputs as such inputs are based on observable inputs other than quoted prices. The warrant liability is valued using a Black-Scholes model, with the most judgmental non-observable input being the volatility measure. Changes in the assumptions around the volatility can cause significant changes in the estimated fair value of the warrant liability. See Note 4 for further information on the Company’s financial liabilities carried at fair value.

During the sixth months ended June 30, 2024, the Company issued warrants that met the criteria to be classified within stockholders’ deficit within the condensed consolidated balance sheets. The fair value of the warrants was determined by using a Black-Scholes model, with the most judgmental non-observable input being the volatility measure. Changes in the assumptions around the volatility could have caused significant changes in the estimated fair value of the warrants. See Note 14 for further information on the warrants classified within stockholders’ deficit.

Share Based Compensation

The Company accounts for share based compensation arrangements granted to employees in accordance with ASC 718, Compensation: Stock Compensation, by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. The grant date fair value of stock options is determined using a Black-Scholes model, with the most judgmental non-observable input being the volatility measure. Changes in the assumptions around the volatility can cause significant changes in the grant date fair value of stock options. The Company accounts for forfeitures when they occur.

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

Upon closing of the Merger, the surviving company remained an emerging growth company, as defined by the JOBS Act until the earliest of (i) the last day of the combined entity’s first fiscal year following the fifth anniversary of the completion of MURF’s initial public offering, (ii) the last day of the fiscal year in which the combined entity has total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which the combined entity is deemed to be a large accelerated filer, which means the market value of the combined entity’s common stock that is held by non-affiliates exceeds $700.0 million as of the prior December 31st or (iv) the date on which the combined entity has issued more than $1.0 billion in non-convertible debt securities during the prior three year period.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024 and for the comparison fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the periods covered by this Quarterly Report, our disclosure controls and procedures were not effective, due to material weaknesses previously identified and not yet remediated as of the end of both such periods.

Changes in Internal Control over Financial Reporting

There have been no changes to in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter.

On May 15, 2024, Adam Sragovicz’s resignation as Chief Financial Officer of the Company became effective. Mr. Sragovicz’s resignation was not due to any disagreement with management or the Company’s operations, policies or practices. Effective May 15, 2024 the Board appointed James Bligh, Senior Vice President – Strategy, as Interim Chief Financial Officer (and principal financial officer).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended June 30, 2024, there were no material developments to the legal proceeding previously disclosed, and other than such proceeding, we are not currently party to or aware of being subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business, which could have a material adverse effect on our business, financial condition, or results of operations. Regardless of outcome, litigation could impact our business due to defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure regarding material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 22, 2024, the Company issued in a private placement common stock purchase warrants (the “April Warrants”) to third parties, including certain directors, to purchase up to an aggregate of 907,725 shares of the Company’s common stock, in exchange for entering into a lock-up with respect to the shares of common stock held by such holder and for such directors, $0.125 per warrant.

The April Warrants are not exercisable until one year after their date of issuance. Each April Warrant is exercisable into one share of the Company’s common stock at a price per share of $3.12 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the April Warrants.

On June 24, 2024, in connection with a services agreement, entered into with an unrelated third party, to provide marketing services over a six month period, the Company issued 96,154 shares of its common stock (the “Service Shares”), having an aggregate value of $150,000. The issuance of the Service Shares was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

The issuance of the April Warrants and the Service Shares was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three month period ended June 30, 2024, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a “Rule 10-b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Notice of Failure to Satisfy a Continued Listing Rule

On August 12, 2024, Conduit Pharmaceuticals Inc. (the “Company”) received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days the closing bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). The deficiency letter does not result in the immediate delisting of the Company’s common stock from the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), the Company has been provided an initial period of 180 calendar days, or until February 10, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the closing bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it complies with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If the Company does not regain compliance by February 10, 2025, the Company may be eligible for an additional 180 calendar day grace period if it applies to transfer the listing of its common stock to the Nasdaq Capital Market. To qualify, the Company would be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the Nasdaq Global Market until the appeal process is complete. There can be no assurance that, if the Company does appeal the delisting determination by the Staff to the NASDAQ Listing Qualifications Panel, that such appeal would be successful.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, which could include effecting a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule.

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

CONDUIT PHARMACEUTICALS INC

August 12, 2024	By:	/s/ David Tapolczay
	Name:	Dr. David Tapolczay
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 12, 2024	By:	/s/ James Bligh
	Name:	James Bligh
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

