Form 10-Q/A
period 2024-03-31
CONDUIT PHARMACEUTICALS INC.
filed 2024-11-14
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 001-41245

CONDUIT PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	87-3272543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4581 Tamiami Trail North, Suite 200 Naples, Florida	34103
(Address of Principal Executive Offices)	(Zip Code)

(646)-491-9132
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

CONDUIT PHARMACEUTICALS INC.

Form 10-Q

EXPLANATORY NOTE

As described in Item 4.02 of the Company’s Form 8-K filed with the SEC on November 14, 2024, we determined that the Company’s deferred commission payable, previously classified as a long term liability, should have been classified as a current liability in the Company’s March 31, 2024 and June 30, 2024 condensed consolidated balance sheets.

Restatement Background

On November 12, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company’s management and its independent registered public accounting firm, determined that the Company’s unaudited financial statements included in each of the Company’s Quarterly Reports on Form 10-Q for the periods ending March 31, 2024 (the “Q1 2024 Form 10-Q”) and June 30, 2024 (the “Q2 2024 Form 10-Q”), together (the “Financial Statements” or “Affected Periods”), filed with the SEC on May 15, 2024, and August 12, 2024, respectively, as well as the relevant portions of any communication which describe or are based on the Financial Statements, should no longer be relied upon.

In connection with the preparation of the Company’s financial statements for the three and nine months ended September 30, 2024, the Company’s management determined that a reclassification was necessary in its previously issued unaudited financial statements, relating solely to the balance sheet, as of March 31, 2024. It was determined that the Company’s deferred commission payable, previously classified as a long term liability, should have been classified as a current liability in the March 31, 2024 condensed consolidated balance sheet. Such reclassification did not have any impact on the total liabilities owed by the Company as of March 31, 2024.

Items Amended in this Filing

This Form 10-Q/A amends and restates the following items included in the original form 10-Q as appropriate to reflect the Restatement and revision of the relevant periods:

●	Part I, Item 1-Financial Statements (Unaudited)

The Company is including with this Form 10-Q/A currently dated certifications of the Company’s Chief Executive Officer and Interim Chief Financial Officer (Exhibits (Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as discussed above and as further described in Note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q/A, the Company has not modified or updated the disclosures presented in the original form 10-Q to reflect events that occurred at a later date or facts that subsequently became known to the Company. Accordingly, forward-looking statements included in this Amendment No.1 may represent management’s views as of the original form 10-Q and should not be assumed to be accurate as of any date thereafter. Disclosures not affected by the Restatement are unchanged and reflect the disclosures made at the time of the original filing. Accordingly, this amended form 10-Q should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the original filing with the SEC.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2024 (unaudited) (As Restated)	December 31, 2023 (audited)
ASSETS
Current assets
Cash and cash equivalents	$1,844	$4,228
Prepaid expenses and other current assets	1,312	1,505
Total current assets	3,156	5,733
Operating lease right-of-use assets, net	346	-
Prepaid expenses and other long-term assets	1,415	1,491
Total assets	$4,917	$7,224
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$117	$215
Accrued expenses and other current liabilities	743	601
Convertible promissory note payable	800	800
Operating lease liability, current portion	141	-
Notes payable	183	185
Deferred commission payable	5,738
Total current liabilities	7,722	1,801
Derivative warrant liability	123	142
Operating lease liability, non-current portion	171
Deferred commission payable	-	5,738
Total liabilities	8,016	7,681

Stockholders’ deficit
Common stock, par value $0.0001; 250,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively, 73,829,536 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	7	7
Preferred stock, par value $0.0001; 1,000,000 shares authorized at March 31, 2024 and December 31, 2023; nil shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Additional paid-in capital	11,357	10,424
Accumulated deficit	(14,851)	(11,299)
Accumulated other comprehensive income	388	411
Total stockholders’ deficit	(3,099)	(457)
Total liabilities and stockholders’ deficit	$4,917	$7,224

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

2. Restatement and Revision of Previously Issued Financial Statements

Restatement of Previously Issued Financial Statements: March 31, 2024

In connection with the preparation of the Company’s financial statements for the three and nine months ended September 30, 2024, the Company’s management determined that a reclassification was necessary in its previously issued unaudited financial statements, relating solely to the balance sheet, as of March 31, 2024. It was determined that the Company’s deferred commission payable, previously classified as a long term liability, should have been classified as a current liability in the Company’s March 31, 2024 condensed consolidated balance sheet. Such reclassification did not have any impact on the total liabilities owed by the Company as of March 31, 2024. Management has evaluated this change and concluded it was material to the prior period. Therefore, the Company is restating the previously issued unaudited financial statements, and related notes thereto, as of March 31, 2024.

The impact of the errors described above on the condensed consolidated balance sheet as of March 31, 2024, is as follows:

	As of March 31, 2024
(Dollar amounts in thousands)	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Balance
Current liabilities
Deferred commission payable	-	5,738	5,738
Total current liabilities	1,984	5,738	7,722
Deferred commission payable	5,738	(5,738)	-
Total liabilities	8,016	-	8,016

Revision of Previously Issued Financials Statements: March 31, 2023

In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2023, the Company’s management identified errors in its previously issued unaudited financial statements as of and for the three months ended March 31, 2023 with respect to how certain expenses relating to the Merger were previously expensed and that as part of the Company’s annual audit it was determined that such expenses should have been capitalized and subsequently recorded against equity and restated such quarterly period in the December 31, 2023 Form 10-K. The accounting for legal costs was deemed to be specific incremental costs directly attributable to the Merger and concurrent PIPE financing (See Note 3). Management has evaluated this correction to the accounting treatment of such costs, which overstated net loss, additional paid in capital, and accumulated deficit and understated prepaid expense, and concluded it was material to the prior quarterly periods, individually and in the aggregate.

The impact of the errors described above on the balance sheet as of March 31, 2023, is as follows (in thousands):

	As of March 31, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Revised
Balance Sheets (in thousands)
Assets
Current assets
Prepaid expenses and other current assets	$-	$493	$493
Total current assets	8	493	501
Total assets	13	493	506
Stockholders’ deficit
Accumulated deficit	(12,929)	493	(12,436)
Total shareholders’ deficit	(12,517)	493	(12,024)
Total liabilities and shareholders’ deficit	$13	$493	$506

The impact of the errors described above on the statements of operations and comprehensive loss for the three months ended March 31, 2023, is as follows (in thousands):

	For the three months ended March 31, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Revised
Statements of Operations and Comprehensive Loss (in thousands)
Operating expenses:
General and administrative expenses	$2,008	$(493)	$1,515
Total operating costs and expenses	2,008	(493)	1,515
Operating loss	(2,008)	493	(1,515)
Net loss	$(2,165)	$493	$(1,672)
Net loss per share attributable to ordinary shareholders – basic and diluted*	$(1,082)	$247	$(835)
Total Comprehensive Loss	$(2,428)	$493	$(1,935)

*	Does not reflect the impact of the Merger on the Company’s capital structure

The impact of the errors described above on the statements of changes in shareholders’ deficit as of March 31, 2023, is as follows (in thousands):

	As of March 31, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Revised
Statements of Changes in Shareholders’ Deficit (in thousands)
Accumulated deficit	$(12,929)	$493	$(12,436)
Total shareholders’ deficit	$(12,517)	$493	$(12,024)

The impact of the errors described above on the statements of cash flows for the three months ended March 31, 2023, is as follows (in thousands):

	For the three months ended March 31, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Revised
Statements of Cash Flows (in thousands)
Cash flows from operating activities:
Net loss	$(2,165)	493	(1,672)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	$-	(493)	(493)

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

8. Deferred Commission Payable

As discussed in Note 3, A.G.P was a financial advisor to both the MURF and Old Conduit in connection with the Merger transaction. Upon the completion of the Merger, A.G.P.: (i) received a cash fee of $6.5 million, 1,300,000 shares of Common Stock, and warrants to purchase 54,000 shares of Common Stock at an exercise price of $11.00 per share pursuant to its engagement agreement with Old Conduit entered into on August 2, 2022, and (ii) agreed to defer payment, to be paid in the future under certain circumstances by a date no later than March 21, 2025, of $5.7 million of fees plus annual interest of 5.5% as a result of its engagement for MURF’s IPO. The $5.7 million deferred commissions payable was recorded as a current liability on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2024. Accrued interest was recorded as a liability on the Company’s condensed consolidated balance sheet and totaled $0.2 million and $0.1 million as of March 31, 2024 and December 31, 2023.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger Agreement dated as of November 8, 2022, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-1 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).
2.2	Amendment to Agreement and Plan of Merger dated as of January 27, 2023, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-2 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).
2.3	Second Amendment to Agreement and Plan of Merger dated as of May 11, 2023, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-3 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2023, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 29, 2023, and incorporated herein by reference).
10.1	Separation Agreement, dated May 12, 2024, between Mr. Sragovicz and Conduit Pharmaceuticals Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2024, and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1§	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2§	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
§	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONDUIT PHARMACEUTICALS INC

November 14, 2024	By:	/s/ Dr. David Tapolczay
	Name:	Dr. David Tapolczay
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 14, 2024	By:	/s/ James Bligh
	Name:	James Bligh
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

