Form 10-Q/A
period 2024-06-30
CONDUIT PHARMACEUTICALS INC.
filed 2024-11-14
CIK 1896212

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

(646) 491-9132
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

Restatement Background

On November 12, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company’s management and independent registered public accounting firm, determined that the Company’s unaudited financial statements included in each of the Company’s Quarterly Reports on Form 10-Q for the periods ending March 31, 2024 (the “Q1 2024 Form 10-Q”) and June 30, 2024 (the “Q2 2024 Form 10-Q”), together (the “Financial Statements” or “Affected Periods), filed with the SEC on May 14, 2024, and August 12, 2024, respectively, as well as the relevant portions of any communication which describe or are based on the Financial Statements, should no longer be relied upon.

In connection with the preparation of the Company’s financial statements for the three and nine months ended September 30, 2024, the Company’s management determined that a reclassification was necessary in its previously issued unaudited financial statements, relating solely to the balance sheet, as of June 30, 2024. It was determined that the Company’s deferred commission payable, previously classified as a long term liability, should have been classified as a current liability in the Company’s June 30, 2024 condensed consolidated balance sheet. Such reclassification did not have any impact on the total liabilities owed by the Company as of June 30, 2024.

Items Amended in this Filing

This Form 10-Q/A amends and restates the following items included in the original form 10-Q as appropriate to reflect the Restatement and revision of the relevant periods:

●	Part I, Item 1-Financial Statements (Unaudited)

The Company is including with this Form 10-Q/A currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1, and 32.2).

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

ii

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

iii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited) (As Restated)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$219	$4,228
Marketable Investments	214	-
Prepaid expenses and other current assets	1,168	1,505
Total current assets	1,601	5,733
Operating lease right-of-use assets, net	319	-
Property, plant, and equipment, net	50	-
Prepaid expenses and other long-term assets	1,335	1,491
Total assets	$3,305	$7,224
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,064	$215
Accrued expenses and other current liabilities	665	601
Convertible promissory note payable	800	800
Operating lease liability, current portion	144	-
Loans payable	183	185
Deferred commission payable	5,738	-
Total current liabilities	8,594	1,801
Derivative warrant liability	32	142
Operating lease liability, non-current portion	141	-
Deferred commission payable	-	5,738
Total liabilities	8,767	7,681

Stockholders’ deficit
Common stock, par value $0.0001; 250,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively, 74,000,234 and 73,829,536 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	7	7
Preferred stock, par value $0.0001; 1,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Additional paid-in capital	14,378	10,424
Accumulated deficit	(20,234)	(11,299)
Accumulated other comprehensive income	387	411
Total stockholders’ deficit	(5,462)	(457)
Total liabilities and stockholders’ deficit	$3,305	$7,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development expenses	$25	$-	153	-
General and administrative expenses	3,115	888	5,942	2,403
Total operating expenses	3,140	888	6,095	2,403
Operating loss	(3,140)	(888)	(6,095)	(2,403)
Other income (expense):
Other income (expense), net	(2,126)	(845)	(2,613)	(1,002)
Interest income	2	-	11
Interest expense	(119)	-	(238)
Total other (expense) income, net	(2,243)	(845)	(2,840)	(1,002)
Net loss	$(5,383)	$(1,733)	(8,935)	(3,405)
Basic earnings/(net loss) per share	$(0.07)	$(0.03)	(0.12)	(0.05)
Diluted earnings/(net loss) per share	$(0.07)	$(0.02)	(0.12)	(0.05)
Basic weighted-average common shares outstanding	73,851,440	64,626,430	73,840,488	64,626,430
Diluted weighted-average common shares outstanding	73,851,440	65,825,568	73,840,488	65,425,949
Comprehensive loss:
Foreign currency translation adjustment	(1)	(383)	(24)	(646)
Total comprehensive loss	$(5,384)	$(2,116)	(8,959)	(4,051)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit

Balance at April 1, 2024	73,829,536	$7	$11,358	$(14,851)	$388	$(3,098)
Issuance of Common Stock for services	96,154	-	150	-	-	150
Issuance of Common Stock upon vesting of restricted stock units	74,544	-	-	-	-	-
Issuance of Warrants	-	-	2,388	-	-	2,388
Stock-based compensation	-	-	482	-	-	482
Foreign currency translation adjustment	-	-	-	-	(1)	(1)
Net loss	-	-	-	(5,383)	-	(5,383)
Balance at June 30, 2024	74,000,234	$7	$14,378	$(20,234)	$387	$(5,462)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit

Balance at January 1, 2024	73,829,536	$7	$10,424	$(11,299)	$411	$(457)
Issuance of Common Stock for services	96,154	-	150	-	-	150
Issuance of Common Stock upon vesting of restricted stock units	74,544	-	-	-	-	-
Issuance of Warrants	-	-	2,890	-	-	2,890
Stock-based compensation	-	-	914	-	-	914
Foreign currency translation adjustment	-	-	-	-	(24)	(24)
Net loss	-	-	-	(8,935)	-	(8,935)
Balance at June 30, 2024	74,000,234	$7	$14,378	$(20,234)	$387	$(5,462)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit

Balance at April 1, 2023	64,626,430	$6	$-	$(12,442)	$412	$(12,024)
Foreign currency translation adjustment	-	-	-	-	(383)	(383)
Net loss	-	-	-	(1,733)	-	(1,733)
Balance at June 30, 2023	64,626,430	$6	$-	$(14,175)	$29	$(14,140)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit

Balance at January 1, 2023	2,000	$-	$-	$(10,764)	$675	$(10,089)
Retroactive application of Merger	64,624,430	6	(6)	-	-	-
Reclassification of additional paid-in capital	-	-	6	(6)	-	-
Adjusted Balances, beginning of period	64,626,430	$6	$-	$(10,770)	$675	$(10,089)
Foreign currency translation adjustment	-	-	-	-	(646)	(646)
Net loss	-	-	-	(3,405)	-	(3,405)
Balance at June 30, 2023	64,626,430	$6	$-	$(14,175)	$29	$(14,140)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months ended June 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(8,935)	$(3,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of Cizzle option	-	(311)
Gain on change in fair value of Vela option	-	(77)
Loss on issuance of Vela option	-	998
Change in reserve for related party uncollectible loan	-	332
Loss on change in fair value of convertible notes payable	-	303
Unrealized foreign exchange loss	5	-
Issuance of warrants for lock-up	2,710	-
Gain on change in fair value of derivative warrant liability	(110)	-
Stock-based compensation expense	914	-
Non-cash interest expense	158	44
Operating lease obligations	(34)	-
Amortization of financed Directors and Officers insurance	863	-
Issuance of common stock for services	150	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(306)	(895)
Accounts payable	811	-
Accrued expenses and other liabilities	(96)	613
Net cash flows used in operating activities	(3,870)	(2,398)
Cash flows used in investing activities:
Issuance of loan - related party	-	(332)
Purchases of property and equipment	(10)	-
Purchases of short term investments	(490)
Proceeds from the sale of short-term investments	276
Proceeds from the issuance of the Vela option	-	493
Net cash flows used in investing activities	(224)	161
Cash flows provided by financing activities:
Proceeds from issuance of convertible notes payable, carried at fair value	-	1,455
Proceeds from issuance of warrants from lock-up	113	-
Proceeds from issuance of convertible promissory note payable, carried at cost	-	776
Net cash flows provided by financing activities	113	2,231
Net change in cash and cash equivalents before effect of exchange rate changes	(3,981)	(6)
Effect of exchange rate changes on cash and cash equivalents	(28)	6
Net change in cash	(4,009)	-
Cash and cash equivalents at beginning of period	4,228	-
Cash and cash equivalents at end of period	$219	$-

Supplemental cash flow information:
Cash paid for interest	$80	$-

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$350	$-
Purchases of PP&E in accounts payable	40	-
Receivables from issuance of warrants for lock-up	67	-

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

Liquidity and Going Concern

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has generated significant losses and as of June 30, 2024, the Company had an accumulated deficit of $20.2 million. As of June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $0.2 million and $4.2 million, respectively. For the six months ended June 30, 2024 and 2023, the Company had net losses of $8.9 million and $3.4 million, respectively, and cash used in operating activities of $3.9 million and $2.4 million, respectively. Management has determined that it does not have sufficient cash and other sources of liquidity to fund its current business plan. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for at least the next 12 months from the financial statement filing date.

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

2. Restatement and Revision of Previously Issued Financial Statements

Restatement of Previously Issued Financial Statements: June 30, 2024

In connection with the preparation of the Company’s financial statements for the three and nine months ended September 30, 2024, the Company’s management determined that a reclassification was necessary in its previously issued unaudited financial statements, relating solely to the balance sheet, as of June 30, 2024. It was determined that the Company’s deferred commission payable, previously classified as a long term liability, should have been classified as a current liability in the Company’s June 30, 2024 condensed consolidated balance sheet. Such reclassification did not have any impact on the total liabilities owed by the Company as of June 30, 2024. Management has evaluated this change and concluded it was material to the prior ending June 30, 2024. Therefore, the Company is restating the previously issued unaudited financial statements, and related notes thereto, as of June 30, 2024.

The impact of the errors described above on the condensed consolidated balance sheet as of June 30, 2024, is as follows:

	As of June 30, 2024
(Dollar amounts in thousands)	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Balance
Current liabilities
Deferred commission payable	-	5,738	5,738
Total current liabilities	2,856	5,738	8,594
Deferred commission payable	5,738	(5,738)	-
Total liabilities	8,767	-	8,767

Revision of Previously Issued Financial Statements: June 30, 2023

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

The impact of the errors described above on the balance sheet as of June 30, 2023, is as follows (in thousands):

	As of June 30, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Revised
Balance Sheets
Assets
Current assets
Prepaid expenses and other current assets	$-	$895	$895
Total current assets	-	895	895
Total assets	5	895	900
Stockholders’ deficit
Accumulated deficit	(15,437)	895	(14,542)
Total shareholders’ deficit	(15,408)	895	(14,513)
Total liabilities and shareholders’ deficit	$5	$895	$900

The impact of the errors described above on the statements of operations and comprehensive loss for the three and six months ended June 30, 2023, is as follows (in thousands):

	For the three months ended June 30, 2023 (Unaudited)
	As Previously Reported		Adjustment		As Revised
Statements of Operations and Comprehensive Loss
Operating expenses:	$		$		$
General and administrative expenses		1,717		(402)		1,315
Total operating costs and expenses		1,717		(402)		1,315
Operating loss		(1,717)		402		(1,315)
Net income (loss)		$(2,508)		$402		$(2,106)
Net loss per share attributable to ordinary shareholders – basic and diluted*		$(1,254)		$201		$(1,053)
Total comprehensive income (loss)		$(2,891)		$402		$(2,489)

*	Does not reflect the impact of the Merger on the Company’s capital structure

	For the six months ended June 30, 2023 (Unaudited)
	As Previously Reported		Adjustment		As Revised
Statements of Operations and Comprehensive Loss
Operating expenses:	$		$		$
General and administrative expenses		3,725		(895)		2,830
Total operating costs and expenses		3,725		(895)		2,830
Operating loss		(3,725)		895		(2,830)
Net income (loss)		$(4,673)		$895		$(3,778)
Net loss per share attributable to ordinary shareholders – basic and diluted*		$(2,337)		$448		$(1,889)
Total comprehensive income (loss)		$(5,319)		$895		$(4,424)

*	Does not reflect the impact of the Merger on the Company’s capital structure

The impact of the errors described above on the statements of changes in shareholders’ deficit as of June 30, 2023, is as follows (in thousands):

	As of June 30, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Revised
Statements of Changes in Shareholders’ Deficit
Accumulated deficit*	$(15,437)	$895	$(14,542)
Total shareholders’ deficit	$(15,408)	$895	$(14,513)

*	Does not reflect the impact of the Merger on the Company’s capital structure

The impact of the errors described above on the statements of cash flows for the six months ended June 30, 2023, is as follows (in thousands):

	For the six months ended June 30, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Revised
Statements of Cash Flows
Cash flows from operating activities:
Net loss	$(4,673)	$895	$(3,778)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	$-	$(895)	$(895)

In connection with the preparation of the Company’s financial statements for the three and nine months ended September 30, 2024, the Company’s management identified errors in its previously issued unaudited financial statements as of and for the three months and six months ended June 30, 2024, with respect to how certain accrued expenses were accounted for in comparative three and six months ended June 30, 2023. The error relates to the Company inaccurately estimating accrued professional fees incurred in connection with the Merger as of June 30, 2023. Management has evaluated this correction to the accounting treatment of such costs, which overstated general and administrative expense, other income (expense), net loss, accumulated deficit, and accrued professional fees, and concluded it was not material to the prior periods, individually and in the aggregate.

Additionally, certain items included in the comparative financial statements for the prior period have been reclassified to conform to the current period presentation.

The impact of the errors described above on the balance sheet as of June 30, 2023, is as follows (in thousands):

	As of June 30, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Revised
Balance Sheets
Current liabilities
Accrued professional fees	3,681	(373)	3,308
Total current liabilities	6,356	(373)	5,983
Total liabilities	15,413	(373)	15,040
Stockholders’ deficit
Accumulated deficit*	(14,548)	373	(14,175)
Total shareholders’ deficit	(14,513)	373	(14,140)
Total liabilities and shareholders’ deficit	$900	$-	$900

*	Reflects the impact of the Merger on the Company’s capital structure

The impact of the errors described above on the statements of operations and comprehensive loss for the three and six months ended June 30, 2023, is as follows (in thousands):

	For the three months ended June 30, 2023 (Unaudited)
	As Previously Reported		Adjustment		As Revised
Statements of Operations and Comprehensive Loss
Operating expenses:	$		$		$
General and administrative expenses		1,315		(427)		888
Total operating costs and expenses		1,315		(427)		888
Operating loss		(1,315)		427		(888)
Other income (expense):
Other income (expense), net		(791)		(54)		(845)
Total other (expense) income, net		(791)		(54)		(845)
Net income (loss)		$(2,106)		$373		$(1,733)
Basic earnings/(net loss) per share		$(0.03)		$0.00		$(0.03)
Diluted earnings/(net loss) per share		$(0.03)		$0.01		$(0.02)
Total comprehensive income (loss)		$(2,489)		$373		$(2,116)

	For the six months ended June 30, 2023 (Unaudited)
	As Previously Reported		Adjustment		As Revised
Statements of Operations and Comprehensive Loss
Operating expenses:	$		$		$
General and administrative expenses		2,830		(427)		2,403
Total operating costs and expenses		2,830		(427)		2,403
Operating loss		(2,830)		427		(2,403)
Other income (expense):
Other income (expense), net		(948)		(54)		(1,002)
Total other (expense) income, net		(948)		(54)		(1,002)
Net income (loss)		$(3,778)		$373		$(3,405)
Basic earnings/(net loss) per share		$(0.06)		$0.01		$(0.05)
Diluted earnings/(net loss) per share		$(0.05)		$0.00		$(0.05)
Total comprehensive income (loss)		$(4,424)		$373		$(4,051)

The impact of the errors described above on the statements of changes in shareholders’ deficit as of June 30, 2023, is as follows (in thousands):

	As of June 30, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Revised
Statements of Changes in Shareholders’ Deficit
Accumulated deficit*	$(14,548)	$373	$(14,175)
Total shareholders’ deficit	$(14,513)	$373	$(14,140)

*	Reflects the impact of the Merger on the Company’s capital structure

The impact of the errors described above on the statements of cash flows for the six months ended June 30, 2023, is as follows (in thousands):

	For the six months ended June 30, 2023 (Unaudited)
	As Previously Reported	Adjustment	As Revised
Statements of Cash Flows
Cash flows from operating activities:
Net loss	$(3,778)	$373	$(3,405)
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	986	(373)	$613

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

9. Deferred Commission Payable

As discussed in Note 3, A.G.P was a financial advisor to both MURF and Old Conduit in connection with the Merger transaction. Upon the completion of the Merger, A.G.P.: (i) received a cash fee of $6.5 million, 1,300,000 shares of Common Stock, and warrants to purchase 54,000 shares of Common Stock at an exercise price of $11.00 per share pursuant to its engagement agreement with Old Conduit entered into on August 2, 2022, and (ii) agreed to defer payment, to be paid in the future under certain circumstances by a date no later than March 21, 2025, of $5.7 million of fees plus annual interest of 5.5% as a result of its engagement for MURF’s IPO. The $5.7 million deferred commissions payable was recorded as a current liability on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2024. The Company will pay the deferred commission payable using 25% of the net proceeds received in connection with any underwritten public offering, equity line, at the market offering, private placement, and any other public or private fundraising activities that result in proceeds to the Company until the full amount has been paid. Accrued interest was recorded as a liability on the Company’s condensed consolidated balance sheet and totaled $0.2 million and $0.1 million as of June 30, 2024 and December 31, 2023, respectively.

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

12. Earnings/(Net Loss) Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted earnings/(net loss) per share attributable to holders of Common Stock (in thousands, except share and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss - basic	$(5,383)	$(1,733)	$(8,935)	(3,405)
Less: Change in fair value and income impact of Cizzle option liability	-	175	-	311
Less: Change in fair value and income impact of Vela option liability	-	77	-	77
Net loss - diluted	$(5,383)	$(1,481)	(8,935)	(3,017)
Denominator:
Weighted average common stock outstanding, basic	73,851,440	64,626,430	73,840,488	64,626,430
Add: Cizzle option liability shares	-	395,460	-	395,460
Add: Vela option liability shares	-	803,678	-	404,059
Weighted average shares used in computing net loss per share - diluted	73,851,440	65,825,568	73,840,488	65,425,949
Net loss per share attributable to common stockholders, basic	$(0.07)	$(0.03)	(0.12)	(0.05)
Net income loss per share attributable to common stockholders, diluted	$(0.07)	$(0.02)	(0.12)	(0.05)

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

14. Other Income (expense), net

The following table presents other income (expense), net, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Other income:
Change in fair value of Cizzle option	$-	$175	-	311
Change in fair value of Vela option liability	-	77	-	77
Gain on change in fair value of derivative warrant liability	91	-	110	-
Realized foreign Currency gain	-	18	-	10
Interest Income	2	-	11	-
Total other income:	93	270	121	398
Other expense:
Loss on Vela Option	-	998	-	998
Change in fair value of convertible notes payable	-	23	-	303
Interest Expense on Deferred Commission payable	79	-	158	-
Interest expense on convertible promissory note payable	40	39	80	44
Unrealized foreign currency transaction loss	7	54	11	54
Issuance of Warrants for lock up	2,208	-	2,710	-
Other	2	-	2	1
Total other expense	2,336	1,114	2,961	1,399
Total other expense, net	$(2,243)	$(845)	(2,840)	(1,002)

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

Results of Operations

The following table set forth our results of operations for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,
(Dollar amounts in thousands)	2024	2023	2024	2023
Operating expenses:
Research and development expenses	$25	$-	153	-
General and administrative expenses	3,115	888	5,942	2,403
Total operating costs and expenses	3,140	888	6,095	2,403
Operating loss	(3,140)	(888)	(6,095)	(2,403)
Other income (expenses):
Other income (expense), net	(2,126)	(845)	(2,613)	(1,002)
Interest Income	2	-	11	-
Interest expense, net	(119)	-	(238)	-
Total other (expense) income, net	(2,243)	(845)	(2,840)	(1,002)
Net loss	$(5,383)	$(1,733)	(8,935)	(3,405)

Comparison of the Three Months Ended June 30, 2024 and 2023

Research and Development Expenses

	Three Months ended June 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Research and development expenses	$25	$-	$25	100%

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

General and Administrative Expenses

	Three Months ended June 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
General and administrative expenses	$3,115	$888	$2,227	251%

General and administrative expenses increased by $2.2 million, or 251%, to $3.1 million for the three months ended June 30, 2024, as compared to $0.9 million for the three months ended June 30, 2023. The increase was primarily driven by a $1.1 million increase in salaries and stock compensation expense, a $0.4 million increase in insurance related the amortization of D&O insurance, and $0.7 million in professional fees and other general and administrative expenses.

Other Income (Expense), Net

	Three Months ended June 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Other income (expense), net	$(2,126)	$(845)	$(1,281)	152%

Other income (expense), net changed by $1.3 million, or 152%, to $2.1 million of expense for the three months ended June 30, 2024, as compared to $0.8 million of net expense for the three months ended June 30, 2023. The increase was primarily driven by an increase of $2.2 million related to the issuance of warrants in exchange for stockholders’ entering into lock-up agreements during the three months ended June 30, 2024. The $0.8 million expense for the three months ended June 30, 2023 was primarily driven by a $1.0 million loss on the Vela option in the prior period offset by a, $0.2 million gain on the change in fair value of the Cizzle option.

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

General and Administrative Expenses

	Six Months ended June 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
General and administrative expenses	$5,942	$2,403	$3,539	147%

General and administrative expenses increased by $3.5 million, or 147%, to $5.9 million for the six months ended June 30, 2024, as compared to $2.4 million for the six months ended June 30, 2023. The increase was primarily driven by a $2.0 million increase in salaries and stock compensation expense, $0.9 million increase in insurance related the amortization of D&O insurance, and a $0.6 million in professional fees and other general and administrative expenses.

Other Income (Expense), Net

	Six Months ended June 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Other income (expense), net	$(2,613)	$(1,002)	$(1,611)	161%

Other income (expense), net changed by $1.6 million, or 161%, to $2.6 million of expense for the six months ended June 30, 2024, as compared to $1.0 million of net expense for the six months ended June 30, 2023. The increase was primarily driven by an increase of $2.7 million related to the issuance of warrants in exchange for stockholders’ entering into lock-up agreements during the six months ended June 30, 2024. The $0.9 million expense for the six months ended June 30, 2023 was primarily driven by a $0.3 million change in fair value on the convertible notes payable, a loss on the Vela option of $0.9 million, offset by a gain on the change in fair value of the Cizzle option of $0.3 million.

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

Liquidity and Capital Resources

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Since our inception, and in line with our growth strategy, we have prepared our financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations. To date, our primary sources of capital have been through private placements of equity securities and convertible debt as well as PIPE financing as a result of the Merger. During the six months ended June 30, 2024 and 2023, we had net losses of $8.9 million and $3.4 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing.

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

