Form 10-Q
period 2024-09-30
CONDUIT PHARMACEUTICALS INC.
filed 2024-11-14
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 12, 2024, there were 102,847,973 shares of common stock, $0.0001 par value of the registrant issued and outstanding.

CONDUIT PHARMACEUTICALS INC.

Form 10-Q

Table of Contents

		Page
Part I-Financial Information.

Item 1.	Financial Statements.	1
	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023 (audited).	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023.	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2024 and 2023.	3
	Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 and 2023.	6
	Notes to Unaudited Condensed Consolidated Financial Statements.	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	35
Item 4.	Controls and Procedures.	35

Part II-Other Information.

Item 1.	Legal Proceedings.	36
Item 1A.	Risk Factors.	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36
Item 3.	Defaults Upon Senior Securities.	36
Item 4.	Mine Safety Disclosures.	36
Item 5.	Other Information.	36
Item 6.	Exhibits.	37

Part III-Signatures.		38

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended September 30, 2024 contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. This includes, without limitation, statements regarding the financial position and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors,” those described in our Annual Report on Form 10-K for the year ended December 31, 2023, under “Item 1A. Risk Factors,” filed with the U.S. Securities and Exchange Commission (the “SEC”). You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report.

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$71	$4,228
Marketable Investments	81	-
Prepaid expenses and other current assets	1,245	1,505
Total current assets	1,397	5,733
Operating lease right-of-use assets, net	292	-
Property, plant, and equipment, net	48	-
Prepaid expenses and other long-term assets	1,256	1,491
Total assets	$2,993	$7,224
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,895	$215
Accrued expenses and other current liabilities	1,788	601
Bank overdraft	118	-
Convertible promissory note payable	800	800
Operating lease liability, current portion	147	-
Loans payable	1,491	185
Deferred commission payable	5,738
Total current liabilities	11,977	1,801
Derivative warrant liability	24	142
Operating lease liability, non-current portion	110	-
Deferred commission payable	-	5,738
Total liabilities	12,111	7,681

Commitments and contingencies (see note 16)

Stockholders’ deficit
Common stock, par value $0.0001; 250,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively, 96,004,699 and 73,829,536 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	10	7
Preferred stock, par value $0.0001; 1,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Additional paid-in capital	17,296	10,424
Accumulated deficit	(26,695)	(11,299)
Accumulated other comprehensive income	271	411
Total stockholders’ deficit	(9,118)	(457)
Total liabilities and stockholders’ deficit	$2,993	$7,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development expenses	$3,093	$-	3,246	-
General and administrative expenses	2,718	430	8,660	2,833
Total operating expenses	5,811	430	11,906	2,833
Operating loss	(5,811)	(430)	(11,906)	(2,833)
Other income (expense):
Other income (expense), net	(341)	3,102	(2,954)	2,145
Interest income	-	-	11	-
Interest expense	(309)	(47)	(547)	(92)
Total other (expense) income, net	(650)	3,055	(3,490)	2,053
Net (loss) income	$(6,461)	$2,625	(15,396)	(780)
Basic earnings/(net loss) per share	$(0.07)	$0.04	(0.20)	(0.01)
Diluted earnings/(net loss) per share	$(0.07)	$0.01	(0.20)	(0.06)
Basic weighted-average common shares outstanding	87,155,077	65,410,172	78,311,080	64,890,548
Diluted weighted-average common shares outstanding	87,155,077	66,132,588	78,311,080	65,486,891
Comprehensive Income (loss):
Foreign currency translation adjustment	(116)	610	(140)	36
Total comprehensive Income (loss)	$(6,577)	$3,235	(15,536)	(744)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit

Balance at July 1, 2024	74,000,234	$7	$14,378	$(20,234)	$387	$(5,462)
Issuance of Common Stock for note payable	9,504,465	1	995	-	-	996
Issuance of Common Stock for licensing right	12,500,000	2	1,567			1,569
Stock-based compensation	-	-	356	-	-	356
Foreign currency translation adjustment	-	-	-	-	(116)	(116)
Net loss	-	-	-	(6,461)	-	(6,461)
Balance at September 30, 2024	96,004,699	$10	$17,296	$(26,695)	$271	$(9,118)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit

Balance at January 1, 2024	73,829,536	$7	$10,424	$(11,299)	$411	$(457)
Issuance of Common Stock for services	96,154	-	150	-	-	150
Issuance of Common Stock upon vesting of restricted stock units	74,544	-	-	-	-	-
Issuance of Common Stock for note payable	9,504,465	1	995	-	-	996
Issuance of Common Stock for licensing right	12,500,000	2	1,567			1,569
Issuance of Warrants	-	-	2,890	-	-	2,890
Stock-based compensation	-	-	1,270	-	-	1,270
Foreign currency translation adjustment	-	-	-	-	(140)	(140)
Net loss	-	-	-	(15,396)	-	(15,396)
Balance at September 30, 2024	96,004,699	$10	$17,296	$(26,695)	$271	$(9,118)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit
Balance at July 1, 2023	2,000	$-	$-	$(14,169)	$29	$(14,140)
Retroactive application of Merger	64,624,430	6	(6)	-	-	-
Reclassification of additional paid-in-capital	-	-	6	(6)	-	-
Adjusted Balances, beginning of period	64,626,430	$6	$-	$(14,175)	$29	$(14,140)
Reclassification of additional paid-in-capital	-	-	(6)	6	-	-
Issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes on the Closing Date (Note 3)	373,570	-	3,685	-	-	3,685
Merger, net of redemptions (Note 3)	4,118,316	1	(15,093)	-	-	(15,092)
Issuance of Conduit Pharmaceuticals Inc. common stock in connection with PIPE Financing (Note 3)	2,000,000	-	19,779	-	-	19,779
Issuance of Conduit Pharmaceuticals Inc. common stock to Cizzle Biotechnology Holding PLC	395,460	-	151	-	-	151
Issuance of Conduit Pharmaceuticals Inc. common stock to an advisor for services directly related to the Merger (Note 3)	1,300,000	-	-	-	-	-
Reduction of excise tax liability associated with the Merger (Note 3)	-	-	1,141			1,141
Capital contribution - related party	-	-	150	-	-	150
Stock-based compensation	-	-	10	-	-	10
Foreign currency translation adjustment	-	-	-	-	610	610
Net income	-	-	-	2,625	-	2,625
Balance at September 30, 2023	72,813,776	$7	9,817	(11,544)	639	(1,081)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit
Balance at January 1, 2023	2,000	$-	$-	$(10,764)	$675	$(10,089)
Retroactive application of Merger	64,624,430	6	(6)	-	-	-
Reclassification of additional paid-in-capital	-	-	6	(6)	-	-
Adjusted Balances, beginning of period	64,626,430	$6	$-	$(10,770)	$675	$(10,089)
Reclassification of additional paid-in-capital	-	-	(6)	6	-	-
Issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes on the Closing Date (Note 3)	373,570	-	3,685	-	-	3,685
Merger, net of redemptions (Note 3)	4,118,316	1	(15,093)	-	-	(15,092)
Issuance of Conduit Pharmaceuticals Inc. common stock in connection with PIPE Financing (Note 3)	2,000,000	-	19,779	-	-	19,779
Issuance of Conduit Pharmaceuticals Inc. common stock to Cizzle Biotechnology Holding PLC	395,460	-	151	-	-	151
Issuance of Conduit Pharmaceuticals Inc. common stock to an advisor for services directly related to the Merger (Note 3)	1,300,000	-	-	-	-	-
Reduction of excise tax liability associated with the Merger (Note 3)	-	-	1,141			1,141
Capital contribution - related party	-	-	150	-	-	150
Stock-based compensation	-	-	10	-	-	10
Foreign currency translation adjustment	-	-	-	-	(36)	(36)
Net loss	-	-	-	(780)	-	(780)
Balance at September 30, 2023	72,813,776	$7	9,817	(11,544)	639	(1,081)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months ended September 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(15,396)	$(780)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of Cizzle option	-	(1,306)
Gain on change in fair value of Vela option	-	(748)
Loss on issuance of Vela option	-	1,007
Change in reserve for related party uncollectible loan	-	(240)
Loss on change in fair value of convertible notes payable	-	423
Loss on related party loan forgiveness	-	12
Unrealized foreign exchange gain	(38)	-
Unrealized foreign exchange loss	-	4
Issuance of warrants for lock-up	2,710	-
Interest expense on convertible promissory note	31	86
Non-cash reduction of deferred income upon exercise of option liability	-	(1,480)
Gain on change in fair value of derivative warrant liability	(118)	(131)
Stock-based compensation expense	1,270	10
Non-cash interest expense	268	8
Operating lease obligations	(33)	-
Amortization of financed Directors and Officers insurance	1,297	44
Amortization of debt issuance costs	143	-
Depreciation Expense	5	-
Issuance of common stock for services and licensing right	1,719	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(210)	(1,441)
Accounts payable	1,644	6
Accrued expenses and other liabilities	839	1,604
Net cash flows used in operating activities	(5,869)	(2,922)
Cash flows used in investing activities:
Issuance of loan - related party	-	(357)
Purchases of property and equipment	(51)	-
Purchases of short term investments	(490)
Proceeds from the sale of short-term investments	413
Proceeds from the issuance of options	-	585
Net cash flows used in investing activities	(128)	228
Cash flows provided by financing activities:
Proceeds from Merger and related PIPE Financing, net of transaction costs	-	8,494
Net proceeds from the issuance of notes payable	1,625	498
Capital contribution - related party	-	151
Proceeds from issuance of convertible notes payable, carried at fair value	-	1,468
Interest paid on convertible promissory note, carried at cost	-	(81)
Proceeds from issuance of warrants from lock-up	114	-
Bank Overdraft	118	-
Proceeds from issuance of convertible promissory note payable, carried at cost	-	813
Net cash flows provided by financing activities	1,857	11,343
Net change in cash and cash equivalents before effect of exchange rate changes	(4,140)	8,649
Effect of exchange rate changes on cash and cash equivalents	(17)	(5)
Net change in cash	(4,157)	8,644
Cash and cash equivalents at beginning of period	4,228	-
Cash and cash equivalents at end of period	$71	$8,644

Supplemental cash flow information:
Cash paid for interest	$80	$-

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$350	$-
Receivables from issuance of warrants for lock-up	67	-
Receivable from issuance of note payable	525
Issuance of Conduit Pharmaceuticals Inc. common stock to Cizzle Biotechnology Holding PLC upon exercise of option	-	151
Exchange of Conduit Pharmaceuticals Limited convertible notes for shares of Conduit Pharmaceuticals Inc. common stock in connection with the Merger	-	3,685
Accrued transaction costs	-	5,738
Non-cash directors and officers insurance	-	1,066
Reclassification of deferred offering costs to reduction of additional paid-in capital		1,534
Net Liabilities assumed in the Merger	-	6,124
Initial value of warrant liabilities issued in connection with PIPE Financing and Closing of the Merger	-	223

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies

Conduit Pharmaceuticals Inc., a Delaware corporation (“Conduit” or the “Company”), is a clinical-stage specialty biopharmaceutical company that was formed to facilitate the development and commercialization of clinical assets. The Company has developed a unique business model that allows it to act as a conduit to bring clinical assets from pharmaceutical companies and develop new treatments for patients. Our novel approach addresses unmet medical needs and lengthens the intellectual property for our existing assets through cutting-edge solid-form technology with the expectation of commercializing these products with life science companies.

Merger Agreement

On September 22, 2023 (the “Closing Date”), a merger transaction between Conduit Pharmaceuticals Limited (“Old Conduit”), Murphy Canyon Acquisition Corp (“MURF”) and Conduit Merger Sub, Inc., a Cayman Islands exempted company and a wholly owned subsidiary of MURF (“Merger Sub”), was completed (the “Merger”, see Note 3) pursuant to the initial merger agreement dated November 8, 2022 and subsequent amendments to the merger agreement dated January 27, 2023 and May 11, 2023 (together, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on the Closing Date, (i) Merger Sub merged with and into Old Conduit, with Old Conduit surviving the merger as a wholly-owned subsidiary of MURF, and (ii) MURF changed its name from Murphy Canyon Acquisition Corp. to Conduit Pharmaceuticals Inc. The common stock of the Company (the “Common Stock”) commenced trading on The Nasdaq Global Market under the symbol “CDT” on September 25, 2023, and the Company’s warrants commenced trading on The Nasdaq Capital Market under the symbol “CDTTW” on September 25, 2023.

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

The accompanying interim unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with U.S. GAAP and, in the opinion of the Company, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024, and its results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and September 30, 2023. The condensed consolidated balance sheet at December 31, 2023, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Liquidity and Going Concern

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has generated significant losses and as of September 30, 2024, the Company had an accumulated deficit of $26.7 million. As of September 30, 2024 and December 31, 2023, the Company had cash and cash equivalents (net of bank overdrafts) and short term investments of $34,000 and $4.2 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company had net operating losses of $11.9 million and $2.8 million, respectively, and cash used in operating activities of $5.9 million and $2.9 million, respectively. Management has determined that it does not have sufficient cash and other sources of liquidity to fund its current business plan. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for at least the next 12 months from the financial statement filing date.

The Company’s expectation is to generate operating losses and negative operating cash flows in the future and will need additional funding to support its current business plan. Management’s plans to alleviate the conditions that raise substantial doubt include the pursuit of additional cash resources through public or private equity or debt financings. However, there is no assurance that such funding will be available when needed or on acceptable terms. If additional funding is not available when required, the Company would need to delay or curtail its operations and its research and development activities until such funding is received, all of which could have a material adverse effect on the Company and its financial condition.

To date, management has executed on the following plans (see Note 17). However, the plans executed to date do not alleviate the substantial doubt about the Company’s ability to continue as a going concern:

●	On October 23, 2024, we entered into a sales agreement, with A.G.P./Alliance Global Partners (“A.G.P,”) relating to shares of our Common Stock.. In accordance with the terms of the sales agreement, we may offer and sell shares of our Common Stock having an aggregate offering price of up to $3,556,586 from time to time through A.G.P., acting as our sales agent or principal.

●	On October 28, 2024, the Company issued a promissory note (the “October 2024 Nirland Note”) to Nirland Limited (“Nirland”) in the original principal amount of $600,000 in exchange for funds in such amount. The October 2024 Nirland Note bears interest at a rate of 12% per annum, is due and payable semi-annually in arrears, and matures on October 31, 2025.

●	On October 29, 2024, the Company entered into a Bridge Loan Agreement (the “A.G.P. Bridge Agreement”), with A.G.P., pursuant to which A.G.P. made an advance (the “Advance”) to the Company in an amount not to exceed $600,000 (the “Commitment”). As partial consideration for the Advance, the Company issued A.G.P. warrants to purchase up to 2,862,596 shares of the Company’s Common Stock, which is equal to 50% of the sum of the Commitment divided by the closing price of the Company’s Common Stock on October 29, 2024, at an exercise price of $0.1048 per share. In connection with the Advance, the Company issued a promissory note (the “A.G.P. Bridge Note”) to A.G.P. in the original principal amount of $600,000. The A.G.P. Bridge Note bears interest at a rate of 4.21% per annum and is due and payable on December 31, 2024.

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

The Company licenses clinical assets from AstraZeneca. See Note 13. If there is a breach or other termination of such agreements, there could be a material adverse effect on the Company’s business, financial condition, operating results, and prospects.

Nasdaq Listing Deficiencies

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On May 28, 2024, the Company received a notice it was expecting from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, due to the previously disclosed resignation of Ms. Jennifer McNealey from the Company’s Board of Directors (the “Board”) and from all committees on which she served, the Company, effective as of such date of resignation, was not in compliance with Nasdaq’s independent audit committee requirements as set forth in Listing Rule 5605 as a result of the audit committee being comprised of only two independent directors. The Company has until the earlier of its next annual meeting of stockholders or May 13, 2025 to evidence compliance. The notice has no immediate effect on the listing of the Company’s securities on Nasdaq. The Company intends to regain compliance with the requirement that the audit committee be comprised of at least three independent directors prior to the expiration of the cure period provided pursuant to Nasdaq Listing Rule 5605(c)(4).

Notice of Failure to Satisfy a Continued Listing Rule

On August 12, 2024, the Company received a deficiency letter from the Staff of Nasdaq notifying the Company that for the last 30 consecutive business days the closing bid price for the Company’s Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). The deficiency letter does not result in the immediate delisting of the Company’s Common Stock from The Nasdaq Global Market.

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

Market Value of Publicly Held Shares Requirement

On August 15, 2024, the Company received a notice from the Staff notifying the Company that, based on the market value of publicly held shares for the previous 30 consecutive business days, the listing of the Company’s common stock was not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) to maintain a minimum market value of publicly held shares of at least $15 million (the “MVPHS Requirement”).

In accordance with Nasdaq rules, the Company has a period of 180 calendar days (or until February 11, 2025) to regain compliance with the MVPHS Requirement. To regain compliance during this 180-day compliance period, the minimum market value of publicly held shares must close at $15 million or more for a minimum of 10 consecutive business days. The notice has no immediate effect on the listing of the Company’s securities on Nasdaq.

In the event that the Company does not regain compliance with the MVPHS Requirement prior to the expiration of the 180-day compliance period, the Company will receive written notification from Nasdaq that the Company’s securities are subject to delisting. Alternatively, the Company may apply to transfer the listing of its securities to The Nasdaq Capital Market, provided the Company will only be able to transfer the listing to The Nasdaq Capital Market if the Company then meets the continued listing requirements on The Nasdaq Capital Market.

Market Value of Listed Securities Requirement

On August 15, 2024, the Company received an additional deficiency letter from the Staff notifying the Company that, based on the market value of listed securities for the previous 30 consecutive business days, the listing of the Company’s Common Stock was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) to maintain a minimum market value of listed securities of at least $50 million (the “MVLS Requirement”).

In accordance with Nasdaq rules, the Company has a period of 180 calendar days (or until February 11, 2025) to regain compliance with the MVLS Requirement. To regain compliance during this 180-day compliance period, the minimum market value of listed securities must close at $50 million or more for a minimum of 10 consecutive business days. The notice has no immediate effect on the listing of the Company’s securities on Nasdaq.

In the event that the Company does not regain compliance with the MVLS Requirement prior to the expiration of the 180-day compliance period, the Company will receive written notification from Nasdaq that the Company’s securities are subject to delisting. Alternatively, the Company may transfer the listing of its securities to The Nasdaq Capital Market, provided the Company will only be able to transfer the listing to The Nasdaq Capital Market if the Company then meets the continued listing requirements on The Nasdaq Capital Market.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are primarily maintained with major financial institutions in the United Kingdom and Switzerland. The Company considers cash equivalents to be short-term, highly liquid investments that (a) are readily convertible into known amounts of cash, (b) are traded and held for cash management purposes, and (c) have original maturities of three months or less at the time of purchase. The Company’s Switzerland bank accounts, which hold immaterial cash balances, are uninsured, and the Company’s U.K. bank account, with a balance at September 30, 2024 of £0 (or approximately $0), which does not exceed the country’s deposit limit of £85,000 (approximately $108,000). The Company’s U.S. depository bank participates in the Demand Deposit Marketplace program, insuring deposits up to $10 million by sweeping amounts in excess of the $250,000 deposit insurance limit among participating banks. The Company has not experienced any losses on any accounts through the nine months ended September 30, 2024.

Marketable Investments

Short-term investments include marketable debt and equity securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations or to make them available for current operations. All investments in marketable securities are classified as available-for-sale and are reported at fair value on the consolidated balance sheets. Investments with remaining maturities or that are due within one year from the balance sheet date are classified as current. The Company reviews its short-term investments for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a short-term investment’s carrying amount is not recoverable within a reasonable period of time.

Property, Plant and Equipment

Property, plant and equipment are initially recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the life of the lease, if shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in other income or expense for the period. As of September 30, 2024, property, plant and equipment primarily consisted of leasehold improvements.

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

As of September 30, 2024, the Company had outstanding warrants that are classified as a liability within the condensed consolidated balance sheets. The fair value of the warrant liability is determined each balance sheet date based on Level 2 inputs as such inputs are based on observable inputs other than quoted prices. The warrant liability is valued using an observable market quote for the Company’s publicly traded warrants, which are considered to be a similar asset in an active market. See Note 5 for further information on the Company’s financial liabilities carried at fair value.

During the nine months ended September 30, 2024, the Company issued warrants that met the criteria to be classified within stockholders’ deficit within the condensed consolidated balance sheets. The fair value of the warrants was determined by using a Black-Scholes model, with the most judgmental non-observable input being the volatility measure. Changes in the assumptions around the volatility could have caused significant changes in the estimated fair value of the warrants. See Note 15 for further information on the warrants classified within stockholders’ deficit.

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

2. Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2023, the Company’s management identified errors in its previously issued unaudited financial statements as of and for the three months and nine months ended September 30, 2023 with respect to how certain expenses relating to the Merger were previously expensed and that as part of the Company’s annual audit it was determined that such expenses should have been capitalized and subsequently recorded against equity and restated such quarterly period in the December 31, 2023 Form 10-K. The accounting for legal costs was deemed to be specific incremental costs directly attributable to the Merger and concurrent PIPE financing (See Note 3). Management has evaluated this correction to the accounting treatment of such costs, which overstated net loss, additional paid in capital, and accumulated deficit and understated prepaid expense, and concluded it was material to the prior quarterly periods, individually and in the aggregate.

The impact of the errors described above on the condensed consolidated balance sheets as of September 30, 2023, is as follows:

	As of September 30, 2023 (Unaudited)
(Dollar amounts in thousands)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Balance Sheets
Stockholders’ deficit
Additional paid-in capital	$11,351	$(1,534)	$9,817
Accumulated deficit	(13,078)	1,534	(11,544)

The impact of the errors described above on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2023, is as follows:

	For the Three Months ended September 30, 2023 (Unaudited)
(Dollar amounts in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Statements of Operations and Comprehensive Loss
Operating expenses:
General and administrative expenses	$1,069	$(639)	$430
Total operating costs and expenses	1,069	(639)	430
Operating loss	(1,069)	639	(430)
Net income (loss)	$1,986	$639	$2,625
Basic earnings/(net loss) per share	$0.03	$0.01	$0.04
Diluted earnings/(net loss) per share	$-	$0.01	$0.01
Total comprehensive income (loss)	$2,596	$639	$3,235

The impact of the errors described above on the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2023, is as follows:

	For the Nine Months ended September 30, 2023 (Unaudited)
(Dollar amounts in thousands, except per share price amounts)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Operating expenses:
General and administrative expenses	$4,367	$(1,534)	$2,833
Total operating costs and expenses	4,367	(1,534)	2,833
Operating loss	(4,367)	1,534	(2,833)
Net income (loss)	$(2,314)	$1,534	$(780)
Basic earnings/(net loss) per share	$(0.04)	$0.03	$(0.01)
Diluted earnings/(net loss) per share	$(0.08)	$0.02	$(0.06)
Total comprehensive income (loss)	$(2,278)	$1,534	$(744)

The impact of the errors described above on the condensed consolidated statements of changes in stockholders’ deficit as of September 30, 2023, is as follows:

	As of September 30, 2023 (Unaudited)
(Dollar amounts in thousands)	As Previously Reported	Adjustment	As Revised
Statements of Changes in Shareholders’ Deficit
Stockholders’ deficit
Additional paid-in capital	$11,351	(1,534)	$9,817
Accumulated deficit	$(13,078)	1,534	(11,544)

The impact of the errors described above on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023, is as follows:

	For the Nine Months ended September 30, 2023 (Unaudited)
(Dollar amounts in thousands)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Cash Flows
Cash flows from operating activities:
Net loss	$(2,314)	1,534	(780)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	$93	(1,534)	(1,441)
Non-cash investing and financing activities
Reclassification of deferred offering costs to reduction of additional paid-in capital	-	1,534	1,534

3. Merger

As discussed in Note 1, on September 22, 2023, the Company and MURF completed the Merger. Upon the closing of the Merger, the following occurred:

●	Each share of Old Conduit common stock issued and outstanding immediately prior to the closing of the Merger, which totaled 2,000 shares, was exchanged for the right to receive 32,313.215 shares of the Company’s Common Stock resulting in the issuance of 64,626,430 shares of the Company’s Common Stock.

●	In addition to the shares issued to legacy Conduit shareholders noted above, an additional 373,570 shares of Common Stock were issued to Conduit convertible note holders, resulting in a total of 65,000,000 shares of Common Stock being issued to Conduit shareholders and holders of Conduit convertible notes payable.

●	In connection with the Merger, 45,000 share of MURF Class A common stock held by Murphy Canyon Acquisition Sponsor, LLC (the “MURF Sponsor”) was transferred to MURF Directors. Each share was exchanged on a one-for-one basis for shares of Common Stock.

●	Each share of MURF Class A common stock held by the MURF Sponsor prior to the closing of the Merger, which totaled 709,000 shares, was exchanged for, on a one-for-one basis for shares of Common Stock.

●	Each share of MURF common stock subject to possible redemption that was not redeemed prior to the closing of the Merger, which totaled 58,066 shares, was exchanged for, on a one-for-one basis, for shares of Common Stock.

●	In connection with the Merger, 3,306,250 shares of MURF Class B common stock held by the MURF Sponsor was automatically converted into shares of MURF Class A common stock and then subsequently converted into shares of Common Stock on a one-for-one basis.

●	In connection with the Merger, A.G.P./Alliance Global Partners (“A.G.P.”), whom acted as a financial advisor to both MURF and Conduit, was due to receive (i) a cash fee of $6.5 million, 1,300,000 shares of Common Stock and warrants to purchase 54,000 shares of Common Stock at an exercise price of $11.00 per share pursuant to its engagement agreement with Conduit entered into on August 2, 2022 and (ii) $4.6 million of deferred underwriting fees as a result of its engagement for MURF’s initial public offering. Upon closing of the Merger, A.G.P. received a cash payment of $5.6 million, 1,300,000 shares of Common Stock, and 54,000 warrants to purchase 54,000 shares of Common Stock. The remaining $5.7 million of cash payments due to A.G.P upon closing of the Merger was deferred and to be paid on or before March 21, 2025, with annual interest of 5.5%.

●	In connection with the Merger, MURF entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (the “PIPE Investors”) for an aggregate of 2,000,000 units, with each unit consisting of one share of Common Stock (the “PIPE Shares”), together with one warrant exercisable into one share of Common Stock (the “PIPE Warrants”), at a purchase price of $10.00 per unit, for an aggregate purchase price of $20,000,000 (the “PIPE Financing”). Upon the closing of the PIPE Financing (which closed in connection with the closing of the Merger), the Company received $20.0 million in cash, which was used to settle related party promissory notes issued by MURF to the MURF Sponsor and an affiliate of the MURF Sponsor as well as transaction costs.

●	The proceeds received by the Company from the Merger and PIPE Financing, net of transaction costs, totaled $8.5 million.

The following table presents the total Common Stock outstanding immediately after the closing of the Merger:

Number of Shares
Exchange of MURF common stock subject to possible redemption for Conduit Pharmaceuticals Inc. common stock	58,066
Exchange of MURF Class A common stock held by MURF Directors for Conduit Pharmaceuticals Inc. common stock	45,000
Exchange of MURF Class A common stock held by MURF Sponsor for Conduit Pharmaceuticals Inc. common stock	4,015,250
Subtotal - Merger, net of redemptions	4,118,316
Issuance of Conduit Pharmaceuticals Inc. common stock in connection with PIPE Financing	2,000,000
Exchange of Conduit Pharmaceuticals Limited ordinary shares for Conduit Pharmaceuticals Inc. common stock on the Closing Date	64,626,430
Issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes on the Closing Date	373,570
Issuance of Conduit Pharmaceuticals Inc. common stock to an advisor for services directly related to the Merger	1,300,000
Total - Conduit Pharmaceuticals Inc. common stock outstanding as a result of the Merger, PIPE Financing, exchange of Conduit Pharmaceuticals Limited shares for shares of Conduit Pharmaceuticals Inc., issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes, and advisors.	72,418,316

4. Marketable Investments

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of September 30, 2024 (in thousands):

	As of September 30, 2024
		Gross	Gross
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
Investment in trading securities	$78	$3	$-	$81
Total available-for-sale, short-term investments	$78	$3	$-	$81

The Company had no short-term investments as of December 31, 2023.

Unrealized losses on available-for-sale securities as of September 30, 2024, were not significant. There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments for the nine months ended September 30, 2024.

5. Fair Value

The following table presents as of September 30, 2024 the Company’s assets subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment in trading securities	$-	$-	$81	$81
Total Assets	$-	$-	$81	$81

The following table presents as of September 30, 2024 the Company’s liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant Liability	$-	$24	$-	$24
Total Liabilities	$-	$24	$-	$24

The following table presents as of December 31, 2023 the Company’s liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liability	$-	$142	$-	$142
Total Liabilities	$-	$142	$-	$142

The fair value of the investment in trading securities is the purchase price of the investments plus the unrealized gains and has therefore been classified as a Level 3 fair value measurement. The Company had no investment in trading securities as of December 31, 2023. There were no significant gains or losses recognized on the sale of investments in trading securities for the nine months ended September 30, 2024.

The warrants issued to the PIPE Investors and an advisor in connection with the Merger are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the consolidated balance sheets. See Note 16. The measurements of the liability classified warrants are classified as Level 2 fair value measurements due to the use of an observable market quote for the Company’s publicly traded warrants, which are considered to be a similar asset in an active market.

The warrant liabilities are calculated by multiplying the quoted market price of the Company’s publicly traded warrants by the number of liability classified warrants.

During the period ended September 30, 2024, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

6. Balance Sheet Details

Current assets consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	As of	As of
	September 30, 2024	December 31, 2023

Prepaid directors and officers insurance	$314	$1,365
Prepaid Expenses	197	140
Loan Receivable*	525	-
Other Receivables	209	-
Total prepaid expenses and other current assets	$1,245	$1,505
*	Refer to Note 8.

Accrued Expenses and other current liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024	As of December 31, 2023
Accrued Professional Fees	$145	$361
Accrued Payroll	451	40
Accrued Contingency**	412	-
Accrued Interest	443	87
Accrued Expenses	337	113
Total accrued expenses and other current liabilities	$1,788	$601
**	Refer to Note 16.

7. Convertible Notes Payable

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

During January and February 2023, under the terms of the 2022 Convertible Loan Note Instrument, the Company issued convertible notes payable with an aggregate principal amount of $0.9 million (£0.8 million) to non-related third parties. As discussed in Note 13, “Related Party Transactions,” during January and February 2023, under the terms of the 2022 Convertible Loan Note Instrument, the Company issued convertible notes payable with an aggregate principal amount of $0.4 million (£0.3 million) to the CEO of Corvus. The Company elected to fair value the convertible notes payable issued under the Convertible Loan Note Instruments. On September 22, 2023, as discussed in Note 3, the Company and MURF completed the Merger, at which point all outstanding convertible notes issued converted into 373,570 shares of Common Stock.

For the three and nine months ended September 30, 2023, the Company recorded a $0.1 million and $0.4 million loss, respectively, from the change in fair value of convertible notes payable in other income (expense), net, in its unaudited condensed consolidated statements of operations and comprehensive loss.

Convertible Promissory Notes Payable

During March 2023, the Company issued a convertible promissory note payable (the “March 2023 Convertible Note”) with an aggregate principal amount of $0.8 million to an unrelated third party. The March 2023 Convertible Note matures and is payable in full 18 months from the date of issuance. The March 2023 Convertible Note contains a conversion option which allows the holder of the note to convert the principal, plus any accrued interest at the date of conversion, into shares of Common Stock at a conversion price of $10 per share. The March 2023 Convertible Note carries 20% interest per annum, which is payable every six months from the date of the note until the maturity date. The promissory convertible note payable was not converted at the closing of the Merger and was also not converted as of September 30, 2024. For the three months ended September 30, 2024 and September 30, 2023, the Company incurred interest expense on the convertible promissory of $40,000 for each period. For the nine months ended September 30, 2024 and September 30, 2023, the Company incurred interest expense on the convertible promissory of $120,000 and $40,000, respectively. As of September 30, 2024, the balance of the loan was still outstanding and $80,000 of the interest expense was included in accrued expenses.

On October 9, 2024, the Company and the loan holder signed an extension for the March 2023 Convertible Note to extend the maturity date from September 20, 2024 to October 20, 2024 with the option for the Company to further extend the maturity date two times, each by an additional 30-day period. The Company exercised the first option to extend the maturity date and the maturity date is currently November 19, 2024. In consideration for extending the maturity date, the Company amended the form of the repayment of the remaining interest due on the loan. As payment for the interest, the Company issued the loan holder, (i) $80,000 worth of Common Stock to be issued at the closing market price on the date prior to issuance and (ii) 2,000,000 shares of Common Stock. On October 11, 2024, the Company issued the loan holder 2,781,250 shares of Common Stock in satisfaction of the obligations in (i) and (ii) in the preceding sentence. In connection with the extension of the loan, the Company entered into a consulting agreement with an unrelated third party to negotiate the extension of the of the convertible note with the loan holder on behalf of the Company. The Company issued the third party 850,000 shares on October 11, 2024 in exchange for services provided.

8. Loans Payable

On May 1, 2022, the Company entered into Loan Agreements (the “Loans”) with two lenders, totaling $0.2 million. The Loans were originally set to mature two years from the date of the agreement and bore no interest. Each loan was made available to the Company by the lenders in three tranches of (i) $33,000 (£30,000); (ii) $33,000 (£30,000) and (iii) $28,000 (£25,000), totaling $0.2 million. The Loans provided for events of default, including, among others, failure to make payment, bankruptcy and non-compliance with the terms of the Loans. As of September 30, 2024, the Company utilized all three tranches of the first loan and two out of three tranches of the second loan, with total loans payable at September 30, 2024 and December 31, 2023 of $0.2 million and $0.2 million, respectively.

On October 9, 2024, the Company and the Loan holders signed agreements to extend the maturity date for each Loan to December 19, 2024. The agreements also modified the payment terms for each Loan from a cash payment of £85,000 per loan to (1) a cash payment of £60,000, (2) £25,000 worth of shares of Common Stock converted into USD at the prevailing exchange rate, to be issued at the closing market price on the date prior to issuance, and in consideration for the extension, and (3) 250,000 additional shares of Common stock. On October 11, 2024, the Company issued each of the Loan holders 569,043 shares (1,138,086 in total).

On August 6, 2024, the Company entered into a Senior Secured Promissory Note (the “August 2024 Nirland Note”) with Nirland, a related party of the Company, pursuant to which the Company issued and sold to Nirland the August 2024 Note in the original principal amount of $2,650,000, inclusive of a $500,000 original issuance discount. Of the total amount of the August 2024 Nirland Note, $1,675,000 was issued upon execution of the August 2024 Nirland Note. In connection with the August 2024 Nirland Note, the Company issued to Nirland 12,500,000 shares of the Company’s Common Stock on August 6, 2024. The balance of $475,000 became payable when the shares were registered for resale in September 2024. In the event the Company completes any public or private equity or debt financing, the Company shall be required to mandatorily prepay (“Mandatory Prepayment Right”), any amounts that may be then outstanding under the August 2024 Nirland Note, within two business days following the closing of such financing, in an amount of no less than 75% of the net proceeds received. Per the terms of the August 2024 Nirland Note, the Company is prohibited from entering into a variable rate transaction without prior written consent from Nirland. The August 2024 Nirland Note bears interest at a rate of 12% per annum, accruing daily on a 365-day basis, payable monthly in arrears as cash, or accrued at the Nirland’s discretion. The August 2024 Nirland Note matures in 12 months from August 5, 2024.

As noted above, the Company issued to Nirland 12,500,000 shares of the Company’s Common Stock on August 6, 2024. The Company determined that loan agreement and share issuance should were part of a basket transaction and allocated the net proceeds on a relative fair value basis. Of the total $2.2 net proceeds, $1.2 million was allocated to the August 2024 Nirland Note including $1.5 million gross proceeds, less $0.3 million Original Issue Discount (“OID”). The remaining $1.0 million was allocated to the common stock, including $1.2 gross proceeds less $0.2 OID. The $1.2 million allocated to the common stock was considered to be a discount on the August 2024 Nirland Note making the balance of the note to be $2.7 million note payable, less a total debt discount of $1.5 million. The debt discount will be amortized to interest expense using the effective interest method over the life of the note.

As of September 30, the Company has $2.7 million outstanding on the August 2024 Nirland Note, net of the unamortized debt discount of $1.4 million. and $0.5 million receivable related to the loan. As of September 30, 2024 the Company recorded $0.2 million in interest expense of which $0.1 million was due to the amortization of debt discount and $50,000 of accrued interest.

On October 31, 2024, the Company and Nirland amended the August 2024 Nirland Note, whereby the August 2024 Nirland Note was amended to (i) provide for the conversion of the August 2024 Nirland Note into shares of Common Stock, at Nirland’s discretion, in a multiple of any unpaid amounts, if not otherwise previously paid, pursuant to the conversion rate contained therein, (ii) remove Nirland’s mandatory prepayment right, and (iii) remove Nirland’s right of first refusal to participate in any future equity or debt offerings of the Company.

9. Deferred Commission Payable

As discussed in Note 3, A.G.P was a financial advisor to both MURF and Old Conduit in connection with the Merger transaction. Upon the completion of the Merger, A.G.P.: (i) received a cash fee of $6.5 million, 1,300,000 shares of Common Stock, and warrants to purchase 54,000 shares of Common Stock at an exercise price of $11.00 per share pursuant to its engagement agreement with Old Conduit entered into on August 2, 2022, and (ii) agreed to defer payment, to be paid in the future under certain circumstances by a date no later than March 21, 2025, of $5.7 million of fees plus annual interest of 5.5% as a result of its engagement for MURF’s initial public offering. The $5.7 million deferred commissions payable was recorded as a current liability on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2024. Pursuant to the agreement, if the Company raises any proceeds with any underwritten public offering, equity line, at the market offering, private placement, and any other public or private fundraising activities, the Company will pay to A.G.P. 25% of the net proceeds of each capital raise until the deferred amount has been paid in full. Accrued interest was recorded as a liability on the Company’s condensed consolidated balance sheet and totaled $0.2 million and $0.1 million as of September 30, 2024 and December 31, 2023, respectively.

Pursuant to the Bridge Agreement with A.G.P entered into on October 29, 2024, the Company and A.G.P. also agreed to amend a fee letter agreement entered into between the Company and A.G.P., effective September 22, 2023, suspending the provision that the Company was required to pay A.G.P. 25% of all net proceeds received from certain transactions described therein, for the repayment of an outstanding amount owed to A.G.P., until such time as the Bridge Note is repaid in full. Refer to Note 16 for more information.

10. Research and Development License Agreement

On August 7, 2024, the Company and AstraZeneca AB (PUBL) (“AstraZeneca”) entered into a License Agreement, dated August 7, 2024 (the “August 2024 License Agreement”). Pursuant to the August 2024 License Agreement, AstraZeneca agreed to grant a license to the Company under certain intellectual property rights controlled by AstraZeneca related to HK-4 Glucokinase activators AZD1656 and AZD5658 in all indications and myeloperoxidase inhibitor AZD5904 for the treatment, prevention, and prophylaxis of idiopathic male infertility. The Company will be responsible for the development and commercialization of relevant products licensed under the August 2024 License Agreement (the “Licensed Products”).

As consideration for the grant of the license, the Company (i) granted AstraZeneca Common Stock pursuant to a stock issuance agreement (the “Issuance Agreement”), (ii) paid AstraZeneca an up-front payment of $1.5 million, and (iii) is obligated to pay AstraZeneca a percentage (on a tiered basis) of any amounts it may receive in connection with a grant of a sublicense (subject to various customary exceptions). The Issuance Agreement called for the Company to issue AstraZeneca 9,504,465 shares of the Company’s Common Stock. The Issuance Agreement provides AstraZeneca with resale registration rights for such shares. As of September 30, 2024, the Company recorded $1.6 million and $1.5 million in research and development expenses related to the share issuance and upfront payment to AstraZeneca, respectively.

AstraZeneca has been granted a right of first negotiation to develop, manufacture, and commercialize a Licensed Product if the Company receives an offer for, or solicits, a transaction where a third party would obtain the right to develop, manufacture, or commercialize a Licensed Product. If AstraZeneca exercises such right, the parties would negotiate in good faith for an agreed period of time on an exclusive basis.

Either party may terminate the August 2024 License Agreement for material breach (subject to a cure period) or insolvency of the other party. The Company may terminate the August 2024 License Agreement for convenience (in its entirety or on a Licensed Product-by-Licensed Product basis). In addition, AstraZeneca may terminate the August 2024 License Agreement in certain circumstances, including (but not limited to) the Company ceasing development of all Licensed Products (subject to certain exceptions for normal pauses or gaps between clinical studies).

As a result of the above, the Company will no longer fund the development of AZD1656 or AZD5904 under the terms of the Exclusive Funding Agreement, dated March 26, 2021 with St George Street Capital (the “Funding Agreement”). In this regard, the Company previously entered into a deed of amendment amending such Funding Agreement. The parties agreed that the project funding provisions of such Funding Agreement whereby the Company had the right to fund a project or refer other funders to St George Street Capital, were amended to provide that St George Street Capital must still include the Company in any project funding opportunities and requests but may now seek other third party project funders in addition to the Company. See Note 13, Related Party Transactions.

11. Share Based Compensation

On September 22, 2023, in connection with the Merger, the Company adopted the Conduit Pharmaceuticals Inc. 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan became effective upon the closing of the Merger. The 2023 Plan initially provides for the issuance of up to 11,497,622 shares of Common Stock. Pursuant to the 2023 Plan’s “evergreen” provision, the number of shares of Common Stock available for issuance under the 2023 Plan was increased by 3,691,476 shares of common stock effective January 1, 2024. The number of authorized shares will automatically increase on January 1, 2025 and continuing annually on each anniversary thereof through (and including) January 1, 2033, equal to the lesser of (i) 5% of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Common Stock as determined by the Board or the applicable committee of the Board. The 2023 Plan allows for awards to be issued to employees and non-employee directors in the form of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units, dividend equivalents, other stock-based, or other cash-based awards. As of September 30, 2024, there were 14,107,834 shares of Common Stock available for issuance under the 2023 Plan.

For the three months ended September 30, 2024 and 2023, there was a total of $0.4 million and $0, respectively in stock-based compensation expense recognized within General and Administrative expenses on the consolidated statements of operations and Comprehensive Loss, respectively, related to the RSUs and stock options granted since the Merger.

For the nine months ended September 30, 2024 and 2023, there was a total of $1.3 million and $0, respectively in stock-based compensation expense recognized within General and Administrative expenses on the consolidated statements of operations and Comprehensive Loss, respectively, related to the RSUs and stock options granted since the Merger.

On June 24, 2024, in connection with a services agreement with an unrelated third party to provide marketing services from July to December 2024, the Company issued 96,154 shares of its Common Stock (the “Service Shares”). The Company valued the Service Shares at $1.56 per share, the closing price of the Company’s Common Stock on June 21, 2024. The total compensation for these shares is $0.2 million which will recognized within General and Administrative expenses over the service period of the agreement.

On or around August 14, 2024, the Company was first made aware that one of its directors, through a wholly owned subsidiary, had previously entered into certain collateral pledge agreements that resulted in the disposition of a substantial amount of shares in the Company pursuant to those agreements without the Company’s knowledge. In addition, the Company also became aware that approximately 30 million shares (or 31% of outstanding Common Stock as of August 14, 2024) are currently subject to a further third-party pledge arrangement with a significant stockholder of the Company. Upon learning of these transactions, the Board has appointed an independent committee of the Board (the “Special Committee”) and delegated to the Special Committee the authority to review these matters and determine action(s), if any, to be taken by the Company in response thereto. Additionally, the Company formed another committee of the Board (the “Trading Review Committee”) and delegated to the Trading Review Committee the authority to investigate and review the trading patterns of certain of the Company’s stockholders and determine action(s), if any, to be taken by the Company in response thereto.

Restricted Stock

In connection with the Merger, as discussed in Notes 1 and 3, and by Unanimous Written Consent of the Board, the then Chief Financial Officer of the Company was granted 74,545 RSUs on December 1, 2023 at a weighted average grant date fair value of $5.51. The RSUs were to vest in equal annual instalments on the first three anniversaries of the closing of the Merger. Upon the then Chief Financial Officer’s resignation, effective May 15, 2024, all such RSUs were forfeited. On June 7, 2024 by Unanimous Written Consent of the Board, the Interim Chief Financial Officer of the Company and a Board member were each granted 37,272 shares of immediately vested restricted stock at a weighted average grant date fair value of $2.84. The shares of restricted stock were fully vested as of the grant date. No additional RSU’s or shares of restricted Common Stock were granted during the three and nine months ended September 30, 2024.There were 74,544 shares of restricted Common Stock vested as of September 30, 2024 and no RSUs vested as of December 31, 2023.

The following table summarizes restricted stock activity for the 2023 Plan:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2023	74,545	$5.51
Granted	74,544	$2.84
Cancelled/forfeited	(74,545)	$5.51
Vested	(74,544)	$2.84
Outstanding at September 30, 2024	-	$-

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

The Company did not grant stock options during the three and nine months ended September 30, 2024 or September 30, 2023.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity for the 2023 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,071,719	$5.51	8.85	$-
Granted	-	$-	-	$-
Cancelled/forfeited	65,000	$5.51	-	$-
Exercised	-	$-	-	$-
Outstanding at September 30, 2024	1,006,719	$5.51	8.70	$-
Exercisable	320,425	$5.51	8.10	$-
Unvested	686,294	$5.51	8.98	$-

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s Common Stock for those options that had exercise prices lower than the fair value of the Company’s Common Stock. As of September 30, 2024, the total compensation cost related to non-vested option awards not yet recognized was $2.7 million with a weighted average remaining vesting period of 2.8 years.

12. Earnings/(Net Loss) Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted earnings/(net loss) per share attributable to holders of Common Stock (in thousands, except share and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss - basic	$(6,461)	$2,625	$(15,396)	(780)
Less: Change in fair value and income impact of Cizzle option liability	-	(1,507)	-	(1,779)
Less: Change in fair value and income impact of Vela option liability	-	(682)	-	(748)
Net loss - diluted	$(6,461)	$436	(15,396)	(3,307)
Denominator:
Weighted average Common Stock outstanding, basic	87,155,077	65,410,172	78,311,080	64,890,548
Add: Cizzle option liability shares	-	373,968	-	388,296
Add: Vela option liability shares	-	348,448	-	208,047
Weighted average shares used in computing net loss per share - diluted	87,155,077	66,132,588	78,311,080	65,486,891
Net loss per share attributable to common stockholders, basic	$(0.07)	$0.04	(0.20)	(0.01)
Net income loss per share attributable to common stockholders, diluted	$(0.07)	$0.01	(0.20)	(0.06)

Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	As of	As of
	September 30, 2024	September 30, 2023
Equity classified warrants	15,686,725	13,979,000
Liability classified warrants	2,054,000	2,054,000
Restricted Stock Options	-	72,418
Stock options	1,006,719	-
Convertible promissory notes payable	80,500	80,500
Antidilutive Securities	18,827,944	16,185,918

13. Related Party Transactions

Corvus Capital Limited

Corvus is a significant investor in the Company and the Chief Executive Officer of Corvus is the chairman of Conduit’s Board. In addition, the Company’s interim Chief Financial Officer is a partner at Corvus. In conjunction with the execution of the Subscription Agreements, Corvus and its affiliates entered into a participation and inducement agreement with the PIPE Investors whereby Corvus agreed to provide certain payments and economic benefits to such investor in the event Corvus sold or pledged in a debt transaction any of the shares it was receiving in the Merger. In certain circumstances, such investor may have a right to cause Corvus to transfer certain of its shares to such investor. No share transfers have been made to date. On July 31, 2024, Corvus pledged 30,048,454 shares of common stock to Nirland Limited, a related party of the Company discussed below. Refer to Note 11 for additional information.

For the nine months ended September 30, 2024, the Company incurred travel expenses on behalf of the CEO of Corvus of approximately $0.3 million. For the three and nine months ended September 30, 2023, the Company incurred director’s fees and travel expenses payable to the CEO of Corvus of $0.3 million. As of September 30, 2024 and December 31, 2023, the Company did not owe the CEO of Corvus any director’s fees as the CEO of Corvus and the Company agreed to cease director’s fees to the CEO of Corvus effective at the closing of the Merger.

St George Street Capital

St George Street Capital (“SGSC”) is a stockholder and the Company has a Funding Agreement (as defined below) with SGSC. Following the execution of the License Agreement with AstraZeneca (See Note 1), the Company will no longer fund the development of AZD1656 or AZD5904 under the terms of the Funding Agreement, dated March 26, 2021 (the “Funding Agreement”).

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

For the three and nine months ended September 30, 2024 and 2023, the Company did not incur expenses to SGSC and, as of September 30, 2024 and December 31, 2023, the Company did not owe any amounts to SGSC.

Nirland Limited

On August 6, 2024, the Company entered into the August 2024 Nirland Note with Nirland, a related party of the Company. Refer to Note 8 above for additional information. Additionally, on October 28, 2024, the Company issued the October 2024 Nirland Note to Nirland, and on October 31, 2024, the Company and Nirland amended the August 2024 Nirland Note. Refer to Note 17 below for additional information.

14. Other Income (Expense), Net

The following table presents other income (expense), net, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2024	2023	2024	2023
Other income:
Change in fair value of Cizzle option	$-	$1,479	$-	$1,480
Change in fair value of Cizzle option	-	1,009	-	1,306
Change in fair value of Vela option liability	-	683	-	748
Unrealized foreign Currency gain	50	-	38	-
Gain on change in fair value of derivative warrant liability	8	131	118	131
Interest Income	-	-	11	-
Other	-	2	-	2
Total other income:	58	3,304	167	3,667
Other expense:
Loss on issuance of Cizzle option	-	-	-	1,007
Change in fair value of convertible notes payable	-	118	-	423
Interest Expense on Deferred Commission payable	79	-	235	-
Interest expense on convertible promissory note payable	49	-	129	86
Amortization of Debt Issuance costs	143	-	143	-
Interest Expense on Note payable	39	-	39	-
Loss on contingent liability	393	-	393	-
Realized foreign currency transaction loss	-	9	-	53
Unrealized Foreign currency Loss	-	33	-	24
Issuance of Warrants for lock up	-	-	2,710	-
Other	5	89	8	21
Total other expense	708	249	3,657	1,614
Total other expense, net	$(650)	$3,055	(3,490)	2,053

15. Warrants

Upon the closing of the Merger, the Company assumed (i) the warrants initially included in the MURF units issued in MURF’s initial public offering (the “Publicly Traded Warrants”), and (ii) the warrants that were included in the private placement units issued to the MURF Sponsor simultaneously with the closing of MURF’s initial public offering (the “Private Placement Warrants”). In connection with the Merger, the Company also issued warrants to the PIPE Investors (the “PIPE Warrants”) pursuant to the Subscription Agreements and to an advisor (the “A.G.P. Warrants,” and together with the PIPE Warrants, the “Liability Classified Warrants”) pursuant to the Company’s engagement agreement with the advisor.

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

Equity Classified Warrants

On March 20, 2024, the Company issued in a private placement equity classified common stock purchase warrants to an unrelated third party to purchase up to an aggregate 260,000 shares of the Company’s Common Stock, in exchange for entering into a lock-up with respect to the shares of common stock held by such holder (the “March 2024 Lock-Up Agreement”). The Company recognized at $0.5 million loss on the issuance of the warrants in the period ending September 30, 2024. The Company estimated the fair value of the warrants issued as of March 20, 2024, using a Black-Scholes option-pricing model utilizing the following assumptions:

March 20, 2024
Closing stock price	$3.47
Contractual exercise price	$3.18
Risk-free rate	4.41%
Estimated volatility	78.5%
Time period to expiration	3 Years

On April 20, 2024, the Company issued in a private placement equity classified common stock purchase warrants to stockholders of the Company to purchase up to an aggregate 1,447,725 shares of the Company’s Common Stock, in exchange for (1) $0.125 per warrant and (2) entering into a lock-up with respect to the shares of Common Stock held by such holders (the “April 2024 Lock-Up Agreement”). Of the total April 2024 Warrants issued, 907,725 were issued to directors, related parties and management of the Company. The Company received cash of $0.2 million and recognized a $2.2 million loss on the issuance of the warrants in the nine months ended September 30, 2024. The Company estimated the fair value of the warrants issued as of April 20, 2024, using a Black-Scholes option-pricing model utilizing the following assumptions:

April 20, 2024
Closing stock price	$3.08
Contractual exercise price	$3.12
Risk-free rate	4.81%
Estimated volatility	78.3%
Time period to expiration	3 Years

Pursuant to MURF’s initial public offering, the Company sold 13,225,000 units at a price of $10.00 per unit. Each unit consisted of one share of MURF Class A common stock and one redeemable Publicly Traded Warrant. Each whole Publicly Traded Warrant entitled the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The warrants are publicly traded on The Nasdaq Capital Market under the trading symbol “CDTTW.”

Simultaneously with the closing of its initial public offering, MURF consummated the private sale to the MURF Sponsor of 754,000 private placement units at a price of $10.00 per private placement unit. Each private placement unit was comprised of one share of MURF Class A common stock and one Private Placement Warrant. Each Private Placement Warrant was exercisable to purchase one share of MURF Class A common stock at a price of $11.50 per share, subject to adjustment. The private placement units (including the Class A common stock issuable upon exercise of the warrants included in the private placement units) were not transferable, assignable, or saleable until 30 days after the completion of a Merger, subject to certain exceptions.

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

The Private Placement Warrants are identical to the Publicly Traded Warrants, except that such warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by Conduit, in each case so long as they are still held by the MURF Sponsor or its permitted transferees.

The March 2024 Warrants are not exercisable until one year after their date of issuance. Each March 2024 Warrant is exercisable into one share of the Company’s Common Stock at a price per share of $3.18 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the March 2024 Warrants. Notwithstanding the foregoing, the March 2024 Warrants shall vest, and not be subject to forfeiture, with respect to 25% of such March 2024 Warrants commencing on the 90th day after the date of the March 2024 Lock-Up Agreement and 25% on each subsequent 90-day anniversary, in each case vesting only if the holder agrees to continue to have its shares of common stock remain locked up pursuant to the March 2024 Lock-Up Agreement on such date.

The April 2024 Warrants are not exercisable until one year after their date of issuance. Each April 2024 Warrant is exercisable into one share of the Company’s Common Stock at a price per share of $3.12 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the April 2024 Warrants. Notwithstanding the foregoing, the April 2024 Warrants shall vest, and not be subject to forfeiture, with respect to 25% of such March 2024 Warrants commencing on the 90th day after the date of the April 2024 Lock-Up Agreement and 25% on each subsequent 90-day anniversary, in each case vesting only if the holder agrees to continue to have its shares of common stock remain locked up pursuant to the April 2024 Lock-Up Agreement on such date.

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

As September 30, 2024 and December 31, 2023, the consolidated balance sheets contained derivative warrant liabilities of $24,000 and $0.1 million, respectively.

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

In August 2023, prior to the Business Combination, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited, received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. Conduit rejected and disputed the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the completion of the Business Combination, to be issued 6.5 million shares of Common Stock. As of September 30, 2024, the potential contingency is considered probable and reasonably estimable and as such, the Company accrued an estimated liability of $0.4 million in the accompanying financial statements. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, defense legal cost and the diversion of the attention of our management.

Leases

On March 7, 2024, the Company entered into a lease agreement with respect to approximately 2,100 square feet of space in Cambridge, England, for a lease term commencing in March 2024 and ending in January 2027. The Company recorded a right-of-use asset of $0.4 million and corresponding lease liability of $0.3 million, using an incremental borrowing rate of 11.23%. The Company classified $0.1 million of the lease liability as short-term and $0.1 million of the lease liability as long-term as of September 30, 2024.

17. Subsequent Events

On October 9, 2024, the Company entered into an agreement with the loan holder of the convertible promissory note payable (see Note 7) to extend the maturity date from September 20, 2024 to October 20, 2024 with the option for the Company to further extend the maturity date two times, each by an additional 30-day period. The Company exercised the first option to extend the maturity date and the maturity date is currently November 19, 2024. In consideration for extending the maturity date, the Company amended the form of the repayment of the remaining interest due on the loan. As payment for the interest, the Company issued the loan holder, (i) $80,000 worth of Common Stock to be issued at the closing market price on the date prior to issuance and (ii) 2,000,000 shares of Common Stock. On October 11, 2024, the Company issued the loan holder 2,781,250 shares of Common Stock in satisfaction of the obligations in (i) and (ii) in preceding sentence. In connection with the extension of the loan, the Company entered into a consulting agreement with an unrelated third party to negotiate the extension of the of the convertible note with the loan holder on behalf of the Company. The Company issued the third party 850,000 shares of Common Stock on October 11, 2024 in exchange for services provided.

On October 9, 2024, the Company entered into two separate agreements with each of the Loan holders of the notes payable (see Note 8) to extend the maturity date for each Loan to December 19, 2024. The agreements also modified the payment terms for each Loan from a cash payment of £85,000 per loan to (1) a cash payment of £60,000, (2) £25,000 worth of shares of Common Stock converted into USD at the prevailing exchange rate, to be issued at the closing market price on the date prior to issuance, and in consideration for the extension, and (3) 250,000 additional shares of Common stock. On October 11, 2024, the Company issued the each of the Loan holders 569,043 shares (1,138,086 shares in total).

On October 23, 2024, we entered into a sales agreement, with A.G.P. relating to shares of our common stock. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $3,556,586 from time to time through A.G.P., acting as our sales agent or principal.

On October 29, 2024, the Company entered into a Bridge Loan Agreement (the “A.G.P. Bridge Agreement”), with A.G.P., pursuant to which A.G.P. made an advance (the “Advance”) to the Company in an amount not to exceed $600,000 (the “Commitment”). As partial consideration for the Advance, the Company issued A.G.P. warrants to purchase up to 2,862,596 shares of the Company’s Common Stock, which is equal to 50% of the sum of the Commitment divided by the closing price of the Company’s Common Stock on October 29, 2024, at an exercise price of $0.1048 per share. In connection with the Advance, the Company issued a promissory note (the “A.G.P. Bridge Note”) to A.G.P. in the original principal amount of $600,000. The A.G.P Bridge Note bears interest at a rate of 4.21% per annum and is due and payable on December 31, 2024. Pursuant to the A.G.P. Bridge Agreement, the Company and A.G.P. also agreed to amend a fee letter agreement entered into between the Company and A.G.P., effective September 22, 2023 (See Note 9), suspending the provision that the Company was required to pay A.G.P. 25% of all net proceeds received from certain transactions described therein, for the repayment of an outstanding amount owed to A.G.P., until such time as the A.G.P Bridge Note is repaid in full.

On October 28, 2024, the Company issued a promissory note (the “October 2024 Nirland Note”) to Nirland in the original principal amount of $600,000 in exchange for funds in such amount. The October 2024 Nirland Note bears interest at a rate of 12% per annum, is due and payable semi-annually in arrears, and matures on October 28, 2025. If an event of default under and as defined in the October 2024 Nirland Note occurs, the interest rate will be increased to 18% per annum or to the maximum rate permitted by law. In connection with the October 2024 Nirland Note, the Company has agreed to pay Nirland a 1% arrangement fee, which will be included with the principal and interest owed under the October 2024 Nirland Note.

On October 31, 2024, the Company and Nirland amended the August 2024 Nirland Note (See Note 8), whereby the August 2024 Nirland Note was amended to (i) provide for the conversion of the August 2024 Nirland Note into shares of Common Stock, at Nirland’s discretion, in a multiple of any unpaid amounts, if not otherwise previously paid, pursuant to the conversion rate contained therein, (ii) remove Nirland’s Mandatory Prepayment Right, and (iii) remove Nirland’s right of first refusal to participate in any future equity or debt offerings of the Company. The number of shares of Common Stock issuable upon conversion of any Conversion Amount pursuant to shall be determined by dividing (x) such conversion amount by (y) the conversion price. Conversion amount means two and one quarter times the sum of (x) portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest with respect to such portion of the principal amount, if any. Conversion price means, as of any conversion date or other date of determination, $0.10, subject to adjustment as provided within the amended agreement.

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

We incurred approximately $3.1 million and $3.2 million on research and development activities during the three and nine months ended September 30, 2024, respectively. There was no comparable research and development funding during the three and nine months ended September 30, 2023. Of the costs incurred in 2024, $1.5 million was due to the upfront payment to AstraZeneca in connection with the license agreement and $1.6 million was related to the shares issued to AstraZeneca. Our research and development activities have been wholly focused on developing co-crystals of AZD1656 to increase patent life. Some of this work was completed by third-party CROs but all intellectual property is retained by us. We currently have one pending international patent application and two pending national patent applications. The successful completion of clinical trials increases the value of clinical assets and may lead to the commercialization and/or licensing of such assets to other pharmaceutical companies. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful.

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

Results of Operations

The following table set forth our results of operations for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,
(Dollar amounts in thousands)	2024	2023	2024	2023
Operating expenses:
Research and development expenses	$3,093	$-	3,246	-
General and administrative expenses	2,718	430	8,660	2,833
Total operating costs and expenses	5,811	430	11,906	2,833
Operating loss	(5,811)	(430)	(11,906)	(2,833)
Other income (expenses):
Other income (expense), net	(341)	3,102	(2,954)	2,145
Interest Income	-	-	11	-
Interest expense, net	(309)	(47)	(547)	(92)
Total other (expense) income, net	(650)	3,055	(3,490)	2,053
Net loss	$(6,461)	$2,625	(15,396)	(780)

Comparison of the Three Months Ended September 30, 2024 and 2023

Research and Development Expenses

	Three Months ended September 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Research and development expenses	$3,093	$-	$3,093	100%

Research and development expenses increased by $3.1 million, or 100%, for the three months ended September 30, 2024, as compared to $0 for the three months ended September 30, 2023. The increase was driven by the upfront payment made and shares issued to AstraZeneca in the third quarter of 2024 in connection with the license agreement and issuance agreement, respectively.

General and Administrative Expenses

	Three Months ended September 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
General and administrative expenses	$2,718	$430	$2,288	532%

General and administrative expenses increased by $2.3 million, or 532%, to $2.7 million for the three months ended September 30, 2024, as compared to $0.4 million for the three months ended September 30, 2023. The increase was primarily driven by a $0.8 million increase in salaries and stock compensation expense, a $0.4 million increase in insurance related the amortization of D&O insurance, and $1.0 million in professional fees and other general and administrative expenses.

Other Income (Expense), Net

	Three Months ended September 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Other income (expense), net	$(341)	$3,102	$(3,443)	(111)%

Other income (expense), net changed by $(3.4) million, or (111)%, to $0.3 million of expense for the three months ended September 30, 2024, as compared to $3.1 million of net income for the three months ended September 30, 2023. The decrease was primarily driven a $0.4 million contingent liability incurred in the third quarter of 2024, a change in the fair value of the Cizzle option of $1.0 million, a fair value change for the Vela option of $0.7 million and $1.5 million derecognition of the Cizzle deferred revenue in 2023.

For further details refer to Note 14, “Other income (expense), net,” in the unaudited financial statements as of September 30, 2024 and September 30, 2023 included elsewhere in this document.

Interest Expense, Net

	Three Months ended September 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Interest expense, net	$(309)	$(47)	$(262)	557%

Interest expense, net increased by $(0.3) million, or 557%, to $0.3 million of interest expense for the three months ended September 30, 2024, as compared to $47,000 of interest expense for the three months ended September 30, 2023. The increase was driven by $0.1 million of interest expense related to the amortization of debt discount, $0.1 million of interest expense on the deferred commission payable to an advisor for fees related to the Merger and $0.1 million of interest expense for interest on convertible note and note payables for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Research and Development Expenses

	Nine Months ended September 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Research and development expenses	$3,246	$-	$3,246	100%

Research and development expenses increased by $3.2 million, or 100%, for the nine months ended September 30, 2024, as compared to $0 for the nine months ended September 30, 2023. The increase was driven by the upfront payment made to and shares issued to AstraZeneca in the third quarter of 2024 in connection with the license agreement and issuance agreement, respectively. The remaining increase was due to the development of certain co-crystals of AZD1656 (AZD1656 Co-Crystal PCT/IB2022/00075 - Patent Expires 02/09/2042) during the nine months ended September 30, 2024. There was no comparative activity during the nine months ended September 30, 2023.

General and Administrative Expenses

	Nine Months ended September 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
General and administrative expenses	$8,660	$2,833	$5,827	206%

General and administrative expenses increased by $5.8 million, or 206%, to $8.6 million for the nine months ended September 30, 2024, as compared to $2.8 million for the nine months ended September 30, 2023. The increase was primarily driven by a $2.9 million increase in salaries and stock compensation expense, $1.3 million increase in insurance related the amortization of D&O insurance, $0.3 million of advertising and marketing expenses, $0.2 million of board of directors’ fees, $0.2 million increases in rent expenses, a $0.5 million other general and administrative expenses, and $0.5 million increase in professional fees and travel expense.

Other Income (Expense), Net

	Nine Months ended September 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Other income (expense), net	$(2,954)	$2,145	$(5,099)	(238)%

Other income (expense), net changed by $(5.1) million, or (238)%, to $2.9 million of net expense for the nine months ended September 30, 2024, as compared to $2.1 million of net income for the nine months ended September 30, 2023. The increase was primarily driven by an increase of $2.7 million related to the issuance of warrants in exchange for stockholders entering into lock-up agreements and a $0.4 million contingent liability incurred during the nine months ended September 30, 2024. The $2.1 million income for the nine months ended September 30, 2023 was driven by a change in the fair value of the Cizzle option of $1.3 million, a fair value change for the Vela option of $0.7 million and $1.5 million derecognition of the Cizzle deferred revenue in 2023, offset by a loss on the issuance of the Vela option of $1.0 million.

For further details refer to Note 14, “Other income (expense), net,” in the unaudited financial statements as of September 30, 2024 and September 30, 2023 included elsewhere in this document.

Interest Expense, Net

	Nine Months ended September 30,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Interest expense, net	$(547)	$(92)	$(455)	495%

Interest expense increased by $(0.5) million, or 495%, to $0.5 million of net expense for the nine months ended September 30, 2024, as compared to $92,000 of net expense for the nine months ended September 30, 2023. The change was driven by $0.1 million of interest expense related to the amortization of debt issuance costs, $0.2 million of interest expense on the deferred commission payable to an advisor for fees related to the Merger and $0.2 million of interest expense for interest on convertible note and note payables for the three months ended September 30, 2024.

Liquidity and Capital Resources

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Since our inception, and in line with our growth strategy, we have prepared our financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations. To date, our primary sources of capital have been through private placements of equity securities and convertible debt as well as PIPE financing as a result of the Merger. During the nine months ended September 30, 2024 and 2023, we had net losses of $15.4 million and $0.8 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing.

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

Promissory Convertible Note

In March 2023, we issued an aggregate principal amount of $0.8 million convertible promissory note (the “March 2023 Convertible Note”) payable to an investor.

The March 2023 Convertible Note originally was to mature and become payable in full, 18 months from the date of the March 2023 Convertible Note. The March 2023 Convertible Note carries 20% interest per annum and interest is payable every six months from the date of the March 2023 Convertible Note until the maturity date. The March 2023 Convertible Note became convertible into Common Stock following the consummation of the Merger. On October 9, 2024, the Company executed an agreement to extend the maturity date for the March 2023 Convertible Note. The March 2023 Convertible Note’s maturity date is currently November 19, 2024.

For additional information regarding our convertible promissory note, see Note 7 of the notes to the unaudited financial statements.

Loans Payable

In May 2022, we entered into two loan agreements, with an aggregate principal amount of $0.2 million, with two lenders.

The loans payable were to mature and become payable in full two years from the date of the loan agreement and they bear no interest. On October 9, 2024, the Company executed agreements to extend the loan maturity date for each loan to December 19, 2024.

In August 2024, we entered into a senior secured promissory note with an aggregate principal amount of $2.7 million with one lender. The note matures and is payable in full, 12 months from the date of the note. The note bears interest at the rate of 12% per annum and interest is payable monthly in arrears as cash or accrued at the lender’s discretion from the date of the note until the maturity date.

For additional information regarding our loans payable note, see Note 8 of the notes to the unaudited financial statements.

Working Capital

We currently anticipate that cash required for working capital for the next 12 months is approximately $13.7 million, which includes deferred financing fees payable of $5.7 million, accrued expenses and other current liabilities of $3.2 million, a convertible promissory note, if not converted prior to maturity, of $0.8 million, notes payable of $0.2 million, and a note payable of $2.7 million. We do not anticipate being able to fund required capital expenditures for the next 12 months with cash and cash equivalents on hand as we have a history of limited cash on hand. We have historically been able to access funds through the issuance of our convertible notes and believe we can continue to obtain funding through debt and equity financing agreements as needed to meet cash requirements for the next 12 months.

Cash Flows

The following table set forth our cash flows for the period indicated (in thousands):

	Nine Months ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating Activities	$(5,869)	$(2,922)
Investing Activities	(128)	228
Financing Activities	1,857	11,343
Effect of exchange rate changes on cash and cash equivalents	(17)	(5)
Net (decrease) increase in cash and cash equivalents	$(4,157)	$8,644

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024, was $5.9 million, resulting primarily from a net loss of $15.1 million, net a change in the fair value of warrants of $0.1 million, adjusted for non-cash items including $1.3 million of stock-based compensation, $1.3 million of amortization expense, $2.7 million expense on the issuance of warrants, $0.2 million interest expense of the deferred commission payable, $1.7 million non-cash share issuance and a $1.4 million cash inflow from operating assets and liabilities. The $2.3 million cash inflow from operating assets and liabilities is primarily due to a $2.5 million cash inflow from accounts payable and accrued expenses and other current liabilities and a $0.2 million cash outflow from prepaid expenses.

Net cash used in operating activities for the nine months ended September 30, 2023 was $2.9 million, resulting primarily from a net loss of $0.8 million, adjusted for non-cash items including a $1.5 million reduction of deferred income upon exercise of the Cizzle option, a $2.0 million gain on the change in fair value of the Vela and Cizzle options, a $0.2 million change from the reversal of a reserve for an uncollectible loan that was repaid in September 2023 and a $0.1 million gain on warrant remeasurement, partially offset by a $1.7 million cash inflow from net changes from operating assets and liabilities, a $1.0 million loss on issuance of the Vela option, a $0.4 million loss on change in fair value of convertible notes and a $0.1 million increase in interest expense on a convertible promissory note. The $0.2 million cash inflow from operating assets and liabilities is primarily due to a $1.6 million cash inflow from accrued expense and other current liabilities due to differences in the timing of disbursements and a $1.4 million cash outflow from prepaid expenses.

Cash Flows (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024, was $0.1 million, resulting from $0.5 million purchases of short term investments offset by $0.4 million in sales of short term investments.

Net cash provided by investing activities for the nine months ended September 30, 2023, was $0.2 million, resulting proceeds on the issuance of an option of $0.6 million offset by the issuance of a loan to a related party of $0.4 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024, was $1.9 million, resulting from $1.6 million of proceeds on the issuance of the promissory note to Nirland, $0.1 million of proceeds the issuance of the April 2024 warrants and a $0.1 million bank overdraft.

Net cash provided by financing activities for the nine months ended September 30, 2023, was $11.3 million, resulting from the issuance of a convertible note payable of $1.4 million and from the issuance of a convertible promissory note payable of $0.7 million.

Contractual Obligations and Other Commitments

As of September 30, 2024, we had no non-cancellable commitments for the purchase of clinical materials, contract manufacturing, maintenance and committed funding which we expect to pay within one year.

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

As of September 30, 2024, the Company had outstanding warrants that are classified as a liability within the condensed consolidated balance sheets. The fair value of the warrant liability is determined each balance sheet date based on Level 2 inputs as such inputs are based on observable inputs other than quoted prices. The warrant liability is valued using a Black-Scholes model, with the most judgmental non-observable input being the volatility measure. Changes in the assumptions around the volatility can cause significant changes in the estimated fair value of the warrant liability. See Note 4 for further information on the Company’s financial liabilities carried at fair value.

During the nine months ended September 30, 2024, the Company issued warrants that met the criteria to be classified within stockholders’ deficit within the condensed consolidated balance sheets. The fair value of the warrants was determined by using a Black-Scholes model, with the most judgmental non-observable input being the volatility measure. Changes in the assumptions around the volatility could have caused significant changes in the estimated fair value of the warrants. See Note 14 for further information on the warrants classified within stockholders’ deficit.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024 and for the comparison fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the periods covered by this Quarterly Report, our disclosure controls and procedures were not effective, due to material weaknesses previously identified and not yet remediated as of the end of both such periods.

Changes in Internal Control over Financial Reporting

There have been no changes to in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended September 30, 2024, the potential contingency related to the previously disclosed legal proceeding, became probable and reasonably estimable and as such, the Company accrued an estimated liability of $0.4 million in the accompanying financial statements. There were no other material developments to the legal proceeding previously disclosed, and other than such proceeding, we are not currently party to or aware of being subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business, which could have a material adverse effect on our business, financial condition, or results of operations. Regardless of outcome, litigation could impact our business due to defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure regarding material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 11, 2024, in connection with (i) a consulting agreement for services provided, and (ii) the agreements to extend the maturity dates of previously disclosed, outstanding notes payable, as well as the partial repayment of the principal of such notes payable, the Company issued, to unrelated and independent third parties, an aggregate of 1,988,086 shares of Common Stock in consideration for such agreement and the extensions and partial repayment of such notes payables. The issuance of all of such shares of Common Stock were without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three month period ended September 30, 2024, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a “Rule 10-b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit	Description
10.1	Form of Senior Secured Promissory Note (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2024, and incorporated herein by reference).
10.2	Security Agreement, dated August 6, 2024, between Nirland Limited and Conduit Pharmaceuticals Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2024, and incorporated herein by reference).
10.3	License Agreement, dated August 7, 2024, between AstraZeneca AB (PUBL) and Conduit Pharmaceuticals Inc. (filed as Exhibit 10.31 to the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on September 13, 2024, and incorporated herein by reference).
10.4	Stock Issuance Agreement, dated August 7, 2024, between AstraZeneca AB (PUBL) and Conduit Pharmaceuticals Inc. (filed as Exhibit 10.32 to the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on September 13, 2024, and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1§	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2§	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
§	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

