Form 10-K
period 2024-12-31
CONDUIT PHARMACEUTICALS INC.
filed 2025-03-28
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 001-41245

CONDUIT PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	87-3272543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4581 Tamiami Trail North, Suite 200 Naples, Florida	34103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(646)-491-9132

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	CDT	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $1,150	CDTTW	The Nasdaq Stock Market LLC

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

As of March 28, 2025, there were 6,662,755 shares of common stock, $0.0001 par value, of the Registrant issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $41,401,162 based upon the closing price reported for such date on The Nasdaq Global Market.

On January 25, 2025, the Registrant effected a 1-for-100 reverse stock split of its authorized shares of common stock, accompanied by a corresponding decrease in its issued and outstanding shares of common stock. All references to numbers of shares of common stock and per-share information in this Annual Report on Form 10-K have been adjusted retroactively, as appropriate, to reflect the reverse stock split.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and the information incorporated herein by reference contain forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. This includes, without limitation, statements regarding the financial position and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would”  and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report and in any document incorporated by reference in this Annual Report may include, for example, statements about:

●	the ability to maintain the listing of our securities on The Nasdaq Global Market and The Nasdaq Capital Market of The Nasdaq Stock Market LLC (“Nasdaq”), and the potential liquidity and trading of our securities;

●	the risk of disruption to our current plans and operations;

●	the ability to recognize the anticipated benefits of our business and the business combination completed in September 2023 (the “Business Combination”), which may be affected by, among other things, competition and the ability to grow, manage growth profitably, and retain key employees;

●	costs related to our business;

●	changes in applicable laws or regulations;

●	our ability to meet future capital requirements to fund our operations, which may involve debt and/or equity financing, and to obtain such debt and/or equity financing on favorable terms, and our sources and uses of cash;

●	our ability to execute our plans to develop and commercialize our current clinical assets, as well as any future clinical assets that we license, and the timing of any such commercialization;

●	our ability to maintain existing license agreements;

●	our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	our ability to use artificial intelligence to enhance our decision-making processes and maximize the value of our pharmaceutical asset portfolio;

●	the occurrence of any event, change or other circumstances, including the outcome of any legal proceedings that may be instituted against us; and

●	other factors disclosed under the section entitled “Risk Factors” in this Annual Report.

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

Risks Related to Our Business and Industry

●	Our business is dependent on the successful development, regulatory approval, and commercialization of our clinical assets, in particular a glucokinase activator which we believe is active in a range of autoimmune disorders, which we refer to as AZD1656, and a potent, irreversible inhibitor of human Myeloperoxidase that has the potential to treat idiopathic male infertility, which we refer to as AZD5904.

●	Preclinical drug development for our clinical assets is expensive, time-consuming, and uncertain. Our preclinical trials may fail to adequately demonstrate pharmacologic activity in therapeutic areas of interest; cause unintended short- or long-term effects in other bodily systems; or produce unexpected toxicity that may alter or risk benefit assessment.

●	It is difficult to accurately predict the time and cost of development and of subsequently obtaining regulatory approval for AZD1656 as it employs newly developed technology.

●	We may not be successful in our efforts to use and expand our research and development platform to build a pipeline of clinical assets.

●	Clinical drug development for our clinical assets is very expensive, time-consuming, difficult to design and implement, and uncertain. Our clinical trials may fail to adequately demonstrate the safety and efficacy of our clinical assets, which could prevent or delay regulatory approval and commercialization.

●	We may be unable to obtain regulatory approval for our early-stage clinical assets under applicable regulatory requirements. The U.S. Food and Drug Administration (the “FDA”) and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit, or deny approval of clinical assets. The delay, limitation, or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business, and our operating results.

●	We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

●	We currently rely on, and expect to continue to rely on, third-party contract research organizations (“CROs”) and other third parties to conduct and oversee our clinical trials and other aspects of product development. If these third parties do not meet our requirements or otherwise conduct the trials as required, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our clinical assets when expected or at all.

●	We currently rely on agreements with a related party and third parties for the purpose of licensing our clinical assets. In the near-term, we intend to rely on third parties for the licensing of clinical assets and those which may arise through future partnerships.

●	Manufacturing and supply of the active pharmaceutical ingredients (“APIs”) and other substances and materials used in our clinical assets is a complex and technically challenging undertaking, and there is potential for failure at many points in the manufacturing, testing, quality assurance, and distribution supply chain, as well as the potential for latent defects after products have been manufactured and distributed.

Risks Related to Intellectual Property

●	Failure to adequately protect our intellectual property could adversely affect our business, financial condition, and operating results.

●	We may not be able to protect our intellectual property rights throughout the world.

●	Our intellectual property rights throughout the world may be challenged by third parties, on prospectively a correct or incorrect basis

Risks Related to Securities Markets and Investment in Our Stock

●	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Risks Related to Finances and Capital Requirements

●	There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our commercial programs, product development efforts or other operations, all of which could have a material adverse effect on the Company and its financial results.

●	We may issue additional shares of common stock or preferred stock, including under an employee incentive plan, which would dilute the interest of our stockholders.

iii

PART I

Item 1. Business

Overview

On September 22, 2023, a merger transaction (the “Business Combination”) between Conduit Pharmaceuticals Limited (“Old Conduit”), Murphy Canyon Acquisition Corp (“MURF”) and Conduit Merger Sub, Inc., a Cayman Islands exempted company and a wholly owned subsidiary of MURF (“Merger Sub”), was completed pursuant to the Agreement and Plan of Merger, dated November 8, 2022, as amended, (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, at the closing, (i) Merger Sub merged with and into Old Conduit, with Old Conduit surviving the Business Combination as a wholly-owned subsidiary of MURF, and (ii) MURF changed its name from Murphy Canyon Acquisition Corp. to Conduit Pharmaceuticals Inc. (“Conduit” or the “Company”).

Conduit has developed a unique business model that allows it to act as a conduit to bring clinical assets from pharmaceutical companies and develop new treatments for patients. Our novel approach addresses unmet medical needs and lengthens the intellectual property for our existing assets through cutting-edge solid-form technology and then commercializing these products with life science companies. We continue to evaluate novel artificial intelligence (“AI”) and cybernetics approaches to drug re-purposing, intellectual property and asset selection to give Conduit a competitive advantage.

We are led by highly experienced pharmaceutical executives: Dr. Freda Lewis-Hall, former Chief Medical Officer of Pfizer Inc., the Chair of our Board of Directors, and Dr. David Tapolczay, former Chief Executive Officer of the United Kingdom-based medical research charity LifeArc, our Chief Executive Officer. Our management team includes active senior scientists who have an extensive understanding of the pharmaceuticals market, which supports our strategy of developing clinical assets in a cost-efficient manner while focusing on therapeutic efficacy and patient safety.

Simultaneously, Conduit leverages the capabilities of our Cambridge laboratory facility and highly experienced team of solid-form experts to extend or develop proprietary solid-form intellectual property for our existing and future clinical assets. Our own intellectual property portfolio comprises pending patent applications in several international jurisdictions describing a solid-form compound, including the AZD1656 Cocrystal (a HK-4 Glucokinase Activator), targeting a wide range of autoimmune disorders. Our pipeline research includes a number of compounds that serve as promising alternatives to existing clinical assets currently marketed and sold by large pharmaceutical companies, which we have identified as having an opportunity to develop further intellectual property positions through solid-form technology.

In connection with the funding and development of clinical assets, we evaluate and select the specific molecules to be developed and collaborate with external CROs and Key Opinion Leaders (“KOLs”) to run clinical trials that are managed, funded, and overseen by us. We intend to leverage our comprehensive clinical and scientific expertise in order to facilitate development of clinical assets through Phase II trials in an efficient manner by using CROs and third-party service providers. We will also collaborate closely with disease specific KOLs to collectively assess and determine the most appropriate indications for all our current and forthcoming assets.

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

Outside of our proprietary owned patented clinical assets, AstraZeneca agreed to grant a license to the Company under certain intellectual property rights controlled by AstraZeneca related to HK-4 Glucokinase activators AZD1656 and AZD5658 in all indications and myeloperoxidase inhibitor AZD5904 for the treatment, prevention, and prophylaxis of idiopathic male infertility. The Company will be responsible for the development and commercialization of the relevant products licensed under the related License Agreement (the “Licensed Products”). The Company is required to use commercially reasonable efforts to develop and commercialize the Licensed Products.

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

Through this relationship, there are considerable APIs that were manufactured by AstraZeneca (prior to conducting its clinical trials) available to Conduit. As a result, Conduit may not have to develop the APIs, which is often a time consuming and expensive process, and the APIs already produced were subject to rigorous quality control measures.

In collaboration with SARBORG Limited (“Sarborg”), Conduit intends to leverage an advanced artificial intelligence (AI) and cybernetics platform to evaluate key deliverables across multiple areas of the Company’s operations, including drug repurposing, drug discovery, solid-form identification, and clinical trial monitoring.

The Sarborg Agreement (defined and described below) is designed to address longstanding challenges in the pharmaceutical sector, in particular by reducing human error in critical decision-making processes in both clinical development and asset identification. By integrating Sarborg’s algorithmic AI/cybernetics technology, Conduit aims to enhance efficiency, lower costs, and accelerate timelines by minimizing human intervention, ultimately optimizing the drug development cycle and giving Conduit a competitive advantage in the sector.

Through this relationship, Conduit will gain access to cutting-edge predictive models and dashboards, enabling the Company to evaluate drug candidates, streamline clinical trials, and optimize asset management with real-time data. These tools will drive faster, more accurate decisions, improving efficiency and reducing costs. By leveraging these insights, Conduit to differentiate itself in a competitive sector and gain unique data-driven insights that position the Company for success across both its current and future asset portfolio.

In addition, Conduit will retain a perpetual, non-exclusive, royalty-free, and assignable right to use any platform or technology developed by Sarborg in association with the deliverables. Ongoing support from Sarborg will ensure these systems evolve with Conduit’s needs, driving long-term innovation in areas like IP creation, regulatory strategy, and clinical trial monitoring. This partnership reinforces Conduit’s commitment to leveraging AI-driven solutions to accelerate growth, deliver value to stockholders, and maintain a competitive edge in the pharmaceutical sector.

Sarborg is considered to be a related party of conduit, as Dr. Andrew Regan, a stockholder of Conduit and member of Conduit’s board of directors, also sits on the board of directors of Sarborg. Refer to Note 16 to our financial statements included elsewhere in this Annual Report for additional details on the relationship between Conduit and Sarborg.

This strategic move reaffirms Conduit’s commitment to adopting forward-thinking solutions to stay at the forefront of innovation in the pharmaceutical industry. By reducing reliance on traditional, labor-intensive methods and harnessing the power of AI-driven technology, Conduit is well-positioned to lead in areas such as drug repurposing, clinical trial monitoring, and IP creation, ensuring the Company’s long-term growth and market leadership.

Furthermore, Conduit believes that it is well positioned to pursue, and intends to pursue, additional relationships and/or partnerships with third parties for the licensing of further assets which are currently deprioritized. We plan to focus our efforts on developing clinical assets to address disorders that impact a large population where there is no present treatment or the present treatment, carries significant unwanted side effects.

Our Initial Pipeline: HK-4 Glucokinase Activator Cocrystal, AZD1656, and its metabolite AZD5658 and AZD5904

We wholly own the intellectual property and the rights to further develop the solid-form Cocrystals of AZD1656 (AZD1656 Cocrystal– pending international patent applications, which, if granted should expire no earlier than 2042) that we intend to target a wide range of autoimmune disorders.

In addition, we currently have the exclusive rights to develop clinical assets, AZD1656 and AZD5658 in all human indications and AZD5904 in idiopathic male infertility which are licensed to us by AstraZeneca.

Outside of our proprietary owned patented clinical assets, AstraZeneca granted a license to the Company of certain intellectual property rights controlled by AstraZeneca related to HK-4 Glucokinase activators AZD1656 and AZD5658 in all indications and myeloperoxidase inhibitor AZD5904 for the treatment, prevention, and prophylaxis of idiopathic male infertility. The Company will be responsible for the development and commercialization of the Licensed Products. The Company is required to use commercially reasonable efforts to develop and commercialize the Licensed Products.

Due to our relationship with AstraZeneca, we intend to leverage the data generated from these historical trials in order to investigate the efficacy and safety to AZD1656 to potentially treat Lupus and ANCA Vasculitis patients, and the efficacy and safety of AZD5904 to treat IMI. AZD1656 has undergone testing in a total of 20 Phase I clinical trials and five Phase II clinical trials conducted by AstraZeneca since 2008 and 19 of which were conducted in the U.S. Additional information about those clinical trials is available at the U.S. National Library of Medicine’s website at www.clinicaltrials.gov (however, the information contained on or otherwise accessible through such website is not part of this annual report). AZD5904 has undergone testing in five Phase I clinical trials conducted by AstraZeneca, one of which was conducted in the U.S. While a significant amount of clinical trial data has already been generated for both AZD1656 and AZD5904, some of this data was generated outside of the U.S. and accordingly may not be accepted by the FDA. In the event that such data is not accepted by the FDA, additional clinical trials may be required to commercialize these assets in the United States, which would result in additional costs and time to develop these clinical assets.

AZD1656 underwent Phase I and Phase II clinical trials consisting of 23 studies in 526 subjects, 446 of whom were dosed with AZD1656. Other than for the intended effect of lowering glucose, there were no difference identified between the AZD1656-treated and placebo-treated subjects relating to adverse events. All of the cases where low glucose levels were identified were managed by the patients and resolved. Based on these clinical trials, no safety signals were identified regarding vital signs, safety laboratory values or electrocardiogram data. No deaths occurred in any studies with healthy volunteers or patients. AZD1656 was also subject to Phase II clinical trials consisting of two studies where AZD1656 was given to patients with Type 2 Diabetes Mellitus for four months or longer. In total, there were 754 randomized patients, 516 of whom were exposed to AZD1656 (316 men and 200 women). There were no clinically important differences in the adverse effects profile between the AZD1656 treatment group and the AZD1656 placebo group and there were no deaths in either of the Phase II studies. The efficacy of AZD1656 as a potential treatment for diabetes was also assessed during the Phase II clinical trials, including whether the efficacy was statistically significant. Clinically relevant and statistically significant reductions in HbA1c were seen after four months; however, the initial improvement in glucose control deteriorated over time and the change in HbA1c levels after four months were not statistically different than the placebo. This decreasing efficacy over time was seen in both Phase II studies.

AZD5658 was subject to a randomized, single-blind, placebo-controlled, single-center, Phase I study to assess the safety, tolerability, pharmacokinetics, pharmacodynamics and the effect of fasting after single ascending oral doses of AZD5658 in Type 2 Diabetes Mellitus patients. There were six dose levels with eight patients in each cohort, six receiving AZD5658 and two receiving placebo. The effect of fasting on the pharmacokinetics of AZD5658 was also studied for two dose levels. Each patient treated with metformin received a maximum of two single oral suspension doses (one on a low dose of AZD5658/placebo and one on a high dose of AZD5658/placebo under fed conditions), except for patients participating in the evaluation of the effect of fasting, who received a maximum of three single oral suspension doses. For each patient the study included a pre-entry visit (Visit 1), two or three clinic-based treatment visits (Visit 2, 3, and 4) and a follow-up visit (Visit 5). Hence, the total duration of the study for each patient was approximately two and one-half months, assuming three weeks between dose levels. There were no deaths, serious adverse events, discontinuations due to adverse events, or adverse events of severe intensity during the study. Overall, there were 13 (61.9%) AZD5658-treated patients with adverse events compared to 2 (28.6%) patients who received placebo. There were no trends noted with increasing dose in the number of adverse events overall or within any preferred term. The most frequently occurring adverse events were hypoglycemia and diarrhea, each occurring in three AZD5658-treated patients. One adverse event of ear pain (30 mg AZD5658 fed) was assessed by the study investigator as moderate in intensity; all other adverse events were of mild intensity. Five adverse events in AZD5658- treated patients were assessed by the investigator as causally related to investigational product, including hypoglycemia in three patients (100 mg, 200 mg fasted, and 400 mg AZD5658), diarrhea in one patient (200 mg AZD5658 fasted), and headache in one patient (30 mg AZD5658). No adverse events in placebo-treated patients were assessed as causally related to investigational product. The three patients who experienced hypoglycemia adverse events were treated with intake of food or orange juice and the episodes resolved in less than one hour.

AZD5904 was subject to five Phase I clinical studies, with a total of 1,181 subjects being exposed to AZD5904. Single doses of up to 1200 mg and multiple doses of up to 325 mg for up to three times per day for 21 days have been administered as an oral solution in the completed clinical studies. In addition, single doses of up to 1,400 mg and multiple doses of up to 600 mg for 10 days have been administered as an “extended release” formulation. The data from these studies did not identify any expected adverse drug reactions for AZD5904 and no adverse effects were reported as related to AZD5904. In addition, the data revealed no clinically significant changes in blood pressure or pulse rate related to AZD5904 and electrocardiogram data was within the physiological range for the population studied. The effect of AZD5904 on human myeloperoxidase, which we refer to as MPO, activity was evaluated by determination in an ex vivo assay of MPO activity in plasma. The correlation between MPO activity and plasma concentrations was assessed for single and multiple doses of AZD5904. A relationship between plasma concentrations of AZD5904 and MPO activity was demonstrated, which indicates that AZD5904 may be an effective inhibitor of MPO activity in humans. However, Phase I trials do not assess statistical significance so additional Phase II trials are necessary to determine if the inhibition of MPO activity as a result of AZD5904 is statistically significant.

Asset Development

Our initial development plan is to conduct a Phase II clinical trial on AZD1656 in Lupus (including Lupus Nephritis) and ANCA Vasculitis (AAV). Should we choose to develop AZD1656, AZD5658, or AZD5904, that development would be subject to the terms of the License Agreement, described in more detail below. We anticipate developing our Initial Pipeline (which has already undergone pre-clinical and clinical trials) through the Phase II stage and then monetizing such clinical assets through a license, royalty, or other transaction at this stage. At this time, we do not expect that we will commercialize any clinical assets or seek marketing approval from the FDA (or similar organizations) as we intend to enter into agreements with third parties following Phase II clinical trials for each such clinical asset that would provide that such third party would pursue the further development, commercialization, and marketing of such assets.

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

Our Development Strategy

Our strategy is to generate value through the development of new medicines, or clinical assets, for patients where our research indicates that there are not effective pharmaceutical treatments available or such existing pharmaceutical treatments are not adequate due to, among other things, cost of such pharmaceuticals and side effects. We are working to develop new medicines in disorders where competitive treatments carry a high incidence of unacceptable side effects resulting in tolerability and compliance issues. We aim to extend and develop solid-form intellectual property on assets which are licensed from pharmaceutical companies or generated within our facility in Cambridge, United Kingdom (the“UK”). We believe that our Cambridge facility positions us at the nexus of scientific advancement, providing an environment to drive cutting-edge research and development initiatives.

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

Our unique relationships allow us to bypass certain traditional hurdles for the development of clinical assets. Through our relationship with AstraZeneca, our Initial Pipeline has already undergone initial pre-clinical, and, in some instances, clinical testing conducted by AstraZeneca, which enables us to use the safety data generated in the prior trials in order to assess which assets to continue to develop. We regularly assess our asset portfolio to identify potential risks and take steps to mitigate those risks, such as the repurposing of assets, which reduces development costs and timelines, as the clinical asset has already undergone safety and toxicity testing in humans, as well as extending the remaining patent life by up to 20 years on all assets which are licensed.

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

Principal Strategic Partnerships

License Agreement – Conduit and AstraZeneca

On August 7, 2024, the Company and AstraZeneca entered into the License Agreement. Pursuant to such License Agreement, AstraZeneca agreed to grant a license to the Company under certain intellectual property rights controlled by AstraZeneca related to HK-4 Glucokinase activators AZD1656 and AZD5658 in all indications and myeloperoxidase inhibitor AZD5904 for the treatment, prevention, and prophylaxis of idiopathic male infertility. The Company will be responsible for the development and commercialization of the Licensed Products under the related License Agreement. The Company is required to use commercially reasonable efforts to develop and commercialize the Licensed Products.

As consideration for the grant of the license, the Company (i) granted AstraZeneca common stock pursuant to the Issuance Agreement (as further set out below), (ii) paid AstraZeneca an up-front payment of $1.5 million, and (iii) is obligated to pay AstraZeneca a percentage (on a tiered basis) of any amounts it may receive in connection with a grant of a sublicense (subject to various customary exceptions).

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

In addition, in connection with the execution of the License Agreement, the Company and AstraZeneca entered into the Issuance Agreement, whereby the Company issued AstraZeneca 95,044 shares of the Company’s Common Stock. The Issuance Agreement provides AstraZeneca with resale registration rights for such shares.

Services Agreement – Conduit and Sarborg Limited

On December 12, 2024, the Company entered into a Services Agreement (the “Sarborg Agreement”) with Sarborg, a Cayman Islands company and related party of the Company. Under the terms of the Sarborg Agreement, Sarborg will provide algorithmic and cybernetic technology services to Conduit, including the development of decision-support tools and advanced cybernetic systems tailored to enhance Conduit’s decision-making processes and maximize the value of its pharmaceutical asset portfolio.

Sarborg will perform the services to Conduit comprised of three phases: the Initial Phase (0-24 weeks) focuses on establishing a foundation for collaboration and aligning Sarborg’s services with Conduit’s strategic goals; the Development Phase (24-36 weeks) involves building technological infrastructure, including dashboards and predictive models; and the Ongoing Services Phase (36-52 weeks) ensures the sustained functionality and relevance of Sarborg’s deliverables while supporting Conduit’s growth through iterative improvements and updates. Sarborg will create specific deliverables, including reports, computer programs, software applications, APIs, mobile applications, source code, written technical specifications and designs, operating and maintenance manuals, and other recorded data and information arising from or relating to the services. Sarborg will provide all necessary resources to perform the services and deliver the deliverables in accordance with the Sarborg Agreement.

To date, Conduit has successfully completed the Initial Phase of its collaboration with Sarborg, establishing a strong foundation for integrating AI-driven solutions into our operations. This phase focused on identifying key inputs for the algorithmic approach and ensuring alignment between Sarborg’s services and Conduit’s strategic goals. As part of this effort, Sarborg has successfully delivered three key milestones. First, they conducted detailed teach-in sessions with Conduit’s management team to gain a deeper understanding of our objectives, challenges, and operational workflows, resulting in documented meeting agendas, minutes, and action plans. Second, they finalized and validated a set of proprietary inputs essential for their cybernetic models, tailored specifically to Conduit’s portfolio and R&D pipeline. Finally, they completed an in-depth market analysis of potential cocrystal candidates, assessing the patent landscape, competitive positioning, and market size. The insights from this Annual Report are now informing Conduit’s ongoing strategic decision-making. With these key milestones delivered, we are now progressing to the next phase of development.

Sarborg has now commenced Phase II: The Development Phase, which focuses on building the technological infrastructure necessary to integrate AI into Conduit’s operations. As part of this, Sarborg has successfully completed the first milestone, Dashboard Creation and Refinement, delivering personalized dashboards that provide Conduit’s key personnel with real-time access to critical data related to deliverables, clinical trials, and drug discovery. These initial dashboards, along with user interface mock-ups and a dashboard user guide, will serve as the foundation for further refinements. Moving forward, the platform will continue to be optimized to maximize efficiency and ensure seamless integration into Conduit’s workflows.

Master Service Agreement – Conduit and Charles River Laboratories

On February 7, 2025, Conduit and Charles River Laboratories (“Charles River”) entered into a Master Services Agreement (the “Charles River MSA”). Under the Charles River MSA, Charles River agreed to provide preclinical testing and research services to Conduit, including the evaluation of compounds in animal models and other related services. The services are defined in individual Statements of Work (“SOWs”) or Protocols, which outline the specific scope, design, and timelines for each study. To date, one SOW, dated February 11, 2025, has been entered into. Charles River will conduct the studies in compliance with applicable laws and industry standards, and Conduit will provide necessary test articles and materials. The Charles River MSA includes provisions for confidentiality, intellectual property ownership, indemnification, and dispute resolution. The Charles River MSA has a term of five years and can be terminated by either party under specified conditions.

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

Management believes that the global biotechnology market was valued at $1.68 trillion in 2024 and is projected to grow at a compound annual growth rate (“CAGR”) of 9.18% from 2024 to 2033.1 The market is driven by strong government support through initiatives aimed at the modernization of regulatory framework, improvements in approval processes and reimbursement policies, as well as standardization of clinical studies.

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

Moving forward, revenue is forecast to grow an annualized 3.2% to $1.3 trillion over the next five years amid an anticipated persistence of global demand for industry products.2

Our Initial Pipeline: AZD1656, AZD5658 and AZD5904

We wholly own the intellectual property and the rights to further develop the solid-form Cocrystals of AZD1656 (AZD1656 Cocrystal– pending international patent applications if granted should expire no earlier than 2042) which we intend to target a wide range of autoimmune disorders.

In addition, we currently have the exclusive rights to develop clinical assets, AZD1656 and AZD5658 in all human indications and AZD5904 in idiopathic male infertility which are licensed to us by AstraZeneca.

Outside of our proprietary owned patented clinical assets, AstraZeneca granted a license to the Company of certain intellectual property rights controlled by AstraZeneca related to HK-4 Glucokinase activators AZD1656 and AZD5658 in all indications and myeloperoxidase inhibitor AZD5904 for the treatment, prevention, and prophylaxis of idiopathic male infertility. The Company will be responsible for the development and commercialization of the Licensed Products. The Company is required to use commercially reasonable efforts to develop and commercialize the Licensed Products.

Due to our relationship with AstraZeneca, we intend to leverage the data generated from these historical trials in order to investigate the efficacy and safety to AZD1656 to potentially treat Lupus and ANCA Vasculitis patients, and the efficacy and safety of AZD5904 to treat IMI. AZD1656 has undergone testing in a total of 20 Phase I clinical trials and five Phase II clinical trials conducted by AstraZeneca since 2008 and 19 of which were conducted in the U.S. Additional information about those clinical trials is available at the U.S. National Library of Medicine’s website at www.clinicaltrials.gov (however, the information contained on or otherwise accessible through such website is not part of this annual report). AZD5904 has undergone testing in five Phase I clinical trials conducted by AstraZeneca, one of which was conducted in the U.S. While a significant amount of clinical trial data has already been generated for both AZD1656 and AZD5904, some of this data was generated outside of the U.S. and accordingly may not be accepted by the FDA. In the event that such data is not accepted by the FDA, additional clinical trials may be required, which would result in additional costs and time to develop these clinical assets.

1(2025, January 8). Biotechnology Market Size to Worth Around USD 3.54 Trillion by 2033. BioSpace.com. https://www.biospace.com/press-releases/biotechnology-market-size-to-worth-around-usd-3-54-trillion-by-2033

2 IBISWorld Industry Report L6724-GL – Global Biotechnology, May 2021

The table below sets forth the pre-clinical or clinical trials that have been conducted by or at the direction of AstraZeneca to date on the particular clinical asset. All of these pre-clinical or clinical trials were conducted by AstraZeneca prior to Conduit entering into the License Agreement with AstraZeneca. None of the pre-clinical or clinical trials that have taken place to date were conducted by or at the direction of the Company.

Asset	Therapeutic Area	Stage of Development	Location of Trials
AZD1656	Type 2 Diabetes	Preliminary, Phase I and Phase II	United Kingdom; United States
AZD1656	Renal Transplant Patients with Type II Diabetes	Preliminary, Phase I and Phase II	United Kingdom
AZD1656	Covid-19	Preliminary, Phase I	United Kingdom
AZD5904	Idiopathic Male Infertility	Preliminary, Phase I	European Union; United States
AZD5658	Type 2 Diabetes	Preliminary, Phase I	United States

The following table sets forth the current asset development stage for each of AZD1656 and AZD5904 for the indications noted below.

Asset	Therapeutic Area	Assets at Their Present Stage of Readiness(1)			Next Stage of Development to be Conducted by Conduit	Anticipated Exit Stage for Monetization(3)
		Phase I	Phase II	Phase III

AZD1656	Lupus & ANCA Vasculitis		☒		Phase II	Following completion of Phase II

AZD5904	Idiopathic Male Infertility		☒		Phase II	Following completion of Phase II

AZD5658	Further Autoimmune Disorders		☒		Phase II	Following completion of Phase II

AZD1656	Covid-19, Long Covid		☒		N/A(2)	N/A(2)

(1)	Indicates that the asset is considered ready for this Phase. For example, if an asset is listed under Phase II, this means that the asset has already completed Phase I trials and is therefore considered Phase II ready.

(2)	We do not intend to provide additional funding to develop AZD1656 for Covid-19, which is principally owned by third parties. However, we are entitled to a portion of the revenues in the event that AZD1656 is further developed by a third party and is monetized, whether through a sale, license agreement, or otherwise.

(3)	Reflects the stage at which we currently anticipate that we will seek to monetize such assets through a license, royalty, or other transaction with a third party, who would then seek to continue the development of such clinical asset until its potential commercialization after Phase III clinical trials were completed. There is no assurance that we will be able to monetize such assets by entering into a license, royalty, or other transaction with a third party. In addition, there is no assurance that any of the clinical assets licensed or owned by us will successfully complete Phase II or Phase III clinical trials or obtain regulatory approvals, or that such assets will be monetized or commercialized.

AZD1656 was subject to Phase I and Phase II clinical trials consisting of 23 studies in 526 subjects, 446 of whom were dosed with AZD1656. Other than for the intended effect of lowering glucose, there were no difference identified between the AZD1656-treated and placebo-treated subjects relating to adverse events. All of the cases where low glucose levels were identified were managed by the patients and resolved. Based on these clinical trials, no safety signals were identified regarding vital signs, safety laboratory values or electrocardiogram data. No deaths occurred in any studies with healthy volunteers or patients. AZD1656 was also subject to Phase II clinical trials consisting of two studies where AZD1656 was given to patients with Type 2 Diabetes Mellitus for four months or longer. In total, there were 754 randomized patients, 516 of whom were exposed to AZD1656 (316 men and 200 women). There were no clinically important differences in the adverse effects profile between the AZD1656 treatment group and the AZD1656 placebo group and there were no deaths in either of the Phase II studies. The efficacy of AZD1656 as a potential treatment for diabetes was also assessed during the Phase II clinical trials, including whether the efficacy was statistically significant. Clinically relevant and statistically significant reductions in HbA1c were seen after four months; however, the initial improvement in glucose control deteriorated over time and the change in HbA1c levels after four months were not statistically different than the placebo. This decreasing efficacy over time was seen in both Phase II studies.

AZD5658 was subject to a randomized, single-blind, placebo-controlled, single-center, Phase I study to assess the safety, tolerability, pharmacokinetics, pharmacodynamics and the effect of fasting after single ascending oral doses of AZD5658 in Type 2 Diabetes Mellitus patients. There were six dose levels with eight patients in each cohort, six receiving AZD5658 and two receiving placebo. The effect of fasting on the pharmacokinetics of AZD5658 was also studied for two dose levels. Each patient treated with metformin received a maximum of two single oral suspension doses (one on a low dose of AZD5658/placebo and one on a high dose of AZD5658/placebo under fed conditions), except for patients participating in the evaluation of the effect of fasting, who received a maximum of three single oral suspension doses. For each patient the study included a pre-entry visit (Visit 1), two or three clinic-based treatment visits (Visit 2, 3, and 4) and a follow-up visit (Visit 5). Hence, the total duration of the study for each patient was approximately two and one-half months, assuming three weeks between dose levels. There were no deaths, serious adverse events, discontinuations due to adverse events, or adverse events of severe intensity during the study. Overall, there were 13 (61.9%) AZD5658-treated patients with adverse events compared to 2 (28.6%) patients who received placebo. There were no trends noted with increasing dose in the number of adverse events overall or within any preferred term. The most frequently occurring adverse events were hypoglycemia and diarrhea, each occurring in three AZD5658-treated patients. One adverse event of ear pain (30 mg AZD5658 fed) was assessed by the study investigator as moderate in intensity; all other adverse events were of mild intensity. Five adverse events in AZD5658- treated patients were assessed by the investigator as causally related to investigational product, including hypoglycemia in three patients (100 mg, 200 mg fasted, and 400 mg AZD5658), diarrhea in one patient (200 mg AZD5658 fasted), and headache in one patient (30 mg AZD5658). No adverse events in placebo-treated patients were assessed as causally related to investigational product. The three patients who experienced hypoglycemia adverse events were treated with intake of food or orange juice and the episodes resolved in less than one hour.

AZD5904 was subject to five Phase I clinical studies, with a total of 1,181 subjects being exposed to AZD5904. Single doses of up to 1,200 mg and multiple doses of up to 325 mg for up to three times per day for 21 days have been administered as an oral solution in the completed clinical studies. In addition, single doses of up to 1,400 mg and multiple doses of up to 600 mg for 10 days have been administered as an “extended release” formulation. The data from these studies did not identify any expected adverse drug reactions for AZD5904 and no adverse effects were reported as related to AZD5904. In addition, the data revealed no clinically significant changes in blood pressure or pulse rate related to AZD5904 and electrocardiogram data was within the physiological range for the population studied. The effect of AZD5904 on human myeloperoxidase, which we refer to as MPO, activity was evaluated by determination in an ex vivo assay of MPO activity in plasma. The correlation between MPO activity and plasma concentrations was assessed for single and multiple doses of AZD5904. A relationship between plasma concentrations of AZD5904 and MPO activity was demonstrated, which indicates that AZD5904 may be an effective inhibitor of MPO activity in humans. However, Phase I trials do not assess statistical significance so additional Phase II trials are necessary to determine if the inhibition of MPO activity as a result of AZD5904 is statistically significant.

AZ1656 in Autoimmune Disorders

Autoimmune disorders refers to a broad group of disorders and conditions that arise from an abnormal immune response to a functioning body part. For example, autoimmune disorders may arise from an abnormal immune response of major organs (i.e., the heart, kidneys, bladder, liver, lungs, and skin), glands (i.e., the adrenal gland, pancreas, thyroid, or reproductive organs), digestive system, and tissue (i.e., blood, connective tissue, muscle, eyes, ears, or vascular system). Management believes that there are over 80 types of autoimmune disorders that have been identified, including lupus, celiac disease, multiple sclerosis, rheumatoid arthritis, psoriasis, and inflammatory bowel disease. Autoimmune disorders are often difficult to diagnose and often the cause of the disorders is not known.

It is estimated by the American Autoimmune Related Diseases Association (“AARDA”) that as many as 50 million Americans are living with an autoimmune disease – at a cost of $86 billion a year and there is presently no totally effective treatment known to management. The currently available treatments for autoimmune disorders include non-steroidal anti-inflammatory drugs (“NSAIDS”) or immune suppressants. These treatments often improve the symptoms but ultimately do not cure the disease and often involve side effects.

AZD1656 is a highly specific glucokinase activator; originally developed by AstraZeneca for use in diabetes mellitus. It has now been tested in over 1,000 patients with both type I and II diabetes and no significant safety concerns have been raised. It was most recently tested in the ARCADIA Phase II trial in diabetic patients hospitalized with Covid-19 on the basis of new research into immunometabolic modulation. We believe that AZD1656 may be used to activate a patient’s own immune system in order to limit harmful inflation. We have identified several autoimmune disorders, which reflects good market potential, with a high level of need that may be treatable using AZD1656. We believe that our clinical assets have the potential to treat numerous autoimmune disorders. We intend to initially focus on the indications below in order to maximize the commercial potential of our clinical assets.

Lupus Nephritis

Lupus Nephritis (“LN”) is a severe progression of Systemic Lupus Erythematosus (“SLE”) where the immune system attacks the kidneys, often resulting in renal failure. There is currently no cure or long-term remission treatment available. LN is clinically evident in 50-60% of patients with SLE, and is histologically evident in most SLE patients, even those without clinical manifestations of kidney disease. LN is the main cause of SLE related mortality. Current therapy is based on long-term corticosteroid or immunosuppressive therapy, with clinical efficacy of biological drugs not yet proven in LN. Side effect issues of all current therapies demonstrate an unmet need for a safer, patient compliant therapy in LN.

The Company believes that LN presents a lucrative opportunity given the potential oversight of two conditions, as a Phase IIa trial can be designed to allow readouts on the wider characteristics of SLE as well as the nephritis aspects, allowing assessment of the potential of AZD1656 in the field of SLE as a whole. Additionally, LN is an orphan disease that the Company believes has around 80,000 to 100,000 patients in the U.S., and one million patients worldwide, thereby offering additional incentives for investors.

The Company believes the global LN market was valued at $3.3 billion in 2022 and is projected to grow from $3.6 billion in 2023 to $6.78 billion by 2032, exhibiting a CAGR of 10.3% during the forecast period.

SLE is characterized by dysregulation and a hyperactivity of immune response. In LN, Teff subtype (TH17) has shown significant hyperactivation leading to skewed T cell differentiation resulting in continued proinflammatory environment, leading to prolonged inflammation and subsequent tissue damage and organ function loss. TH17/Treg dysregulation has been characterized in lupus patients compared to healthy individuals.1

During a study in mice, findings showed that the IL2/CD25 fusion protein that selectively targets IL-2 on Treg cells induced immune suppression in a preclinical LN model demonstrating inhibition of LN based on levels of proteinuria, autoantibody titers and kidney histology scores.2

ANCA Vasculitis

ANCA Vasculitis (“AAV”) is an orphan status autoimmune disease affecting small blood vessels which can lead to multiple organ injury, especially the kidneys, lungs and peripheral nerves. Undiagnosed AAV has a 90% mortality rate within two years.3

Current maintenance therapies rely on combination of corticosteroid and rituximab, both known for long term use side effects. Recently approved drugs target specific subpopulations of AAV and have tolerability and side effect issues which demonstrate an unmet need for safer long-term therapies applicable to all AAV sufferers.

An imbalance of Th17/activated Treg cells has been shown in AAV and this has been correlated with renal involvement (with a positive correlation in creatinine and BUN levels). 4

Low dose IL2 therapy in AAV patients, the Company believes, resulted in rebalance of Th17/Treg ration. The levels of Erythrocyte Sedimentation Rate (ESR) and C-Reactive Protein (CSR) were also significantly decreased, which the Company believes indicates an improvement in disease activity.

The Company believes the seven major AAV markets reached a value of $339.0 million in 2023 and is expected to reach $534.3 million by 2034, exhibiting a CAGR of 4.22% during 2024 to 2034.

1 Paquissi FC et al. Front Med (Lausanne). 2021 Sep; 8: 654912 (https://www.ncbi.nlm.nih.gov/pmc/articles/PMC8446428/)

2 Wang et al. Mol Immunol. 2020; 118: 19-29 (https://pubmed.ncbi.nlm.nih.gov/34108258/)

3 Hunter et al. BMJ. 2020;369 (https://www.bmj.com/content/369/bmj.m1070)

4 Wang et al. Mol Immunol. 2020; 118: 19-29 (https://pubmed.ncbi.nlm.nih.gov/34108258/)

AZD1656 was previously subject to preclinical and clinical trials, including Phase I and Phase II trials, conducted by AstraZeneca relating to its potential to treat type 2 diabetes. As of the date hereof, no preclinical or clinical trials have been conducted on the use of AZD1656 to treat autoimmune disorders.

We intend to conduct further trials on AZD1656 relating to autoimmune disorders. We plan to conduct further research on AZD1656 to investigate if AZD1656 is a treatment option, including investigating any negative side effects in the use of AZD1656 as compared to the currently available treatment options.

AZD5904 in Idiopathic Male Infertility

Idiopathic Male Infertility (“IMI”) is defined as failure of a couple to conceive after one year of regular sexual intercourse where the physical examination and endocrine laboratory testing of the male are normal, but semen analysis reveals sperm abnormalities. Approximately 15% of couples globally, or 48.5 million couples globally, are infertile and that 30% of infertility cases can be attributed solely to the female, 30% can be attributed solely to the male, 30% can be attributed to a combination of both partners, and 10% of cases have an unknown cause.5 According to the National Library of Medicine, male infertility accounts for 30% of infertility cases and its prevalence in the general population approximately ranges between 9 to 15%.6 Our management believes that male sperm counts have declined in Western men and will continue to decline due, in part, to increasing rates of disorders such as obesity and diabetes that can reduce fertility.

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

Future Clinical Assets

As part of our strategic planning process, we intend to explore the efficacy of using AZD1656 and AZD5658 to treat other disorders. Specifically, we intend to conduct research on whether AZD1656 and AZD5658 may be effective treating other autoimmune disorders, include rheumatoid arthritis, multiple sclerosis, motor neuron disease, and amyotrophic lateral sclerosis. As part of our strategic planning process, we intend to explore the efficacy of using AZD1656 to treat other disorders. We also plan to further develop the co-crystals that we own from our prior development work on AZD1656, including to research the ability of the co-crystals developed from AZD1656 to treat psoriasis, Crohn’s disease, lupus, sarcoidosis, diabetic wound healing, idiopathic pulmonary fibrosis, and non-alcoholic steatohepatitis. In addition, we currently intend to explore the use of AZD5904 for the treatment of glioma. We expect to seek to develop other clinical assets and determine based on pre-clinical and clinical data which clinical assets in order to determine which assets in our pipeline to continue to develop. Accordingly, we believe that our management team will be able to effectively allocate resources to the development of clinical assets that we believe show the most promise. However, there can be no guarantee that the clinical trials conducted by us of our clinical assets will be successful. If we are unable to commercialize our clinical assets or experience significant delays in doing so, our business will be materially harmed.

Manufacturing

We do not currently own or operate any facilities to formulate, manufacture, test, store, package, or distribute any of the clinical assets that we are developing or may seek to develop and do not currently have the capabilities to conduct such activities. We currently rely on third parties to manufacture, store, and test the clinical assets that we seek to develop, including material manufactured originally by AstraZeneca. We will depend on third-party suppliers and manufacturing organizations for all our required raw materials and drug substance and to formulate, manufacture, test, store, package, and distribute clinical trial quantities of clinical assets that we may seek to develop. We plan to continue to use third-party suppliers and manufacturing organizations and we anticipate expanding our network of third-party suppliers and manufacturing organizations as our operations expand.

5 “A unique view on male infertility around the globe,” by Ashok Agarwal, Aditi Mulgund, Alaa Hamada, and Michelle Renee Chyatte (Link: https://www.ncbi.nlm.nih.gov/pmc/articles/PMC4424520/).

6 https://www.ncbi.nlm.nih.gov/pmc/articles/PMC10057583/#B1-jcm-12-02366

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

Research and Development

Our research and development activities have included developing co-crystals of AZD1656 to increase patent life. Most of this work is conducted in our laboratories based in Cambridge, UK, but parts of this work is completed by third-party CROs but all intellectual property is retained by us. The successful completion of clinical trials increases the value of clinical assets and may lead to the commercialization and/or licensing of such assets to other pharmaceutical companies. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful or any assurance our co-crystal development will be successful.

We do not intend to further fund the research and development of the use of AZD1656 in Covid; however, we retain an economic interest in the AZD1656 in the indication of Covid and if AZD1656 is further developed in Covid through funding provided by other third parties, then we may be entitled to receive compensation from those development activities conducted by third parties due to its economic interest in AZD1656 in Covid.

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

Intellectual Property

We hold exclusive rights to develop AZD1656, AZD5658, and AZD5904 through our License Agreement with AstraZeneca and we also own the intellectual property and the rights to further develop co-crystals resulting from our prior research and development work on AZD1656.

On December 18, 2024, Conduit UK Management Limited (“Conduit”) received a notification from the UK Intellectual Property Office (“UK IPO”) notifying the company that St George Street Capital had initiated patent entitlement proceedings with respect to patent application PCT/IB2022/00775 (“Patent Application”). Conduit refutes the claims made by St George Street Capital and filed a counterstatement on February 26, 2025 with the UK IPO. In addition, each of the three inventors named in the Patent Application filed simultaneous counterstatements fully supporting Conduit’s position, and assertions that the claims are without merit. Further updates will be made following notification by the UK IPO.

We currently have eight pending patent applications in several international jurisdictions. Even though we have filed patent applications, there is no guarantee that the validity of the patents will be upheld if challenged by a third party, that patents will be granted on the applications filed in the respective jurisdictions, or that once granted, the patents will contain claims that encompass our commercial products. There can be no assurance that any of our intellectual property rights will afford us any protection from competition.

The following patent applications are relevant to the operation of our business:

Related Clinical Asset	Mechanism of Action	Patent Information and Number	Patent Ownership/Licensing Status; Patent Status	Jurisdictions Protected	Expiration
AZD1656	Glucokinase Activator	Composition of Matter Patent; 101901 (family number)	Licensed to Conduit from AstraZeneca for use in all human indications. Granted and in force.	Brazil, Canada, Switzerland, China, Germany, European Procedure, Spain, France, United Kingdom, Hong Kong, India, Japan, South Korea, Mexico, Netherlands, Russian Federation, Sweden, Turkey, United States. Granted in Australia	Expires July 3, 2026.
AZD1656	Glucokinase Activator	Polymorph Patent; 103631 (family number)	Licensed to Conduit from AstraZeneca for use in human applications. Granted and in force.	China and United States	Expires February 2030.
AZD1656	Glucokinase Activator	Co-crystal PCT/IB2022/00075	Owned by Conduit Pharmaceuticals. Filed September 2, 2022.	Global	Filing date September 2, 2022. If granted, will expire September 2, 2042.
AZD1656	Glucokinase Activator	Co-crystal JP2022-176753	Owned by Conduit Pharmaceuticals. Filed November 2, 2022.	Granted: Japan	Expires November 2, 2042.
AZD5904	MPO Inhibitor	Idiopathic Male Infertility; AZD5904 use patent; 200644 (family number) [WO/2019/016074]	Licensed to Conduit from AstraZeneca.	International Description	Expires July 12, 2038.
AZD5658	Glucokinase Activator	Composition of Matter Patent; 101901 (family number)	Licensed to Conduit from AstraZeneca for use in all human indications. Granted and in force.	Australia, Brazil, Canada, Switzerland, China, Germany, European Procedure, Spain, France, United Kingdom, Hong Kong, India, Japan, South Korea, Mexico, Netherlands, Russian Federation, Sweden, Turkey, United States	Expires July 3, 2026

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

Our development plan for each of AZD1656, AZD5658 and AZD5904 is to conduct clinical trials and if those trials are successful, we will then seek to enter into a transaction with a third party with respect to AZD1656, AZD5658 orAZD5904, as applicable, for the particular indication. We do not intend to continue development of such clinical assets beyond Phase II clinical trials. Accordingly, we anticipate developing clinical assets, which we own or license from third parties, that have undergone pre-clinical and clinical trials through the Phase II stage and then monetizing such clinical assets through a license, royalty, or other transaction. We do not expect that we will commercialize any clinical assets or seek marketing approval from the FDA (or similar organizations) as we intend to enter into agreements with third parties following Phase II clinical trials for each such clinical asset that would provide that such third party would pursue the further development, commercialization, and marketing of such assets.

The following description of the process relating to obtaining regulatory approvals in the United States and in foreign countries is intended for informational purposes only as we do not expect to continue the development of any of the clinical assets beyond the Phase II stage. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful.

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending New Drug Applications (“NDAs”), withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties.

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

Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug candidate has been associated with unexpected serious harm to patients.

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

Information about certain clinical trials and clinical trial results must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the Clinicaltrials.gov registry. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and prevent the non-compliant party from receiving future grant funds from the federal government. The government has begun enforcing these registration and results reporting requirements against non-compliant clinical trial sponsors.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a therapeutic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. All promotional materials for drug products being considered and approved under the accelerated approval program are subject to prior review by the FDA. Lawmakers, FDA officials, and other stakeholders continually evaluate the accelerated approval program which may lead to legislative and/or administrative changes in the future.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act (the “DSCSA”), was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandated phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors and dispensers by November 2023, but, so as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, the FDA released proposed regulations in February 2022 to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a state program, each of which is mandated by the DSCSA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations will be changed or what the impact of such potential changes, if any, may be.

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

To obtain marketing approval of a drug in the European Union, an applicant must submit a MAA either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states, Iceland, Lichtenstein and Norway. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of certain disorders. For products with a new active substance indicated for the treatment of certain disorders and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the European Medicines Agency (“EMA”) is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (“CHMP”). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.

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

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products has only recently changed, it is difficult to draw comparisons about the impact of the new regulatory regime and impact on the approval of product candidates in the United Kingdom. In addition, even if a drug is licensed in the UK by the MHRA, it must further be approved by the National Institute for Health & Care Excellence to ensure use within the UK’s National Health Service (NHS).

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

On August 16, 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that can impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Beginning in 2023, a manufacturer of drugs covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease.

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

The EU GDPR is an EU Regulation and it no longer applies to the UK. If you operate inside the UK, you need to comply with the Data Protection Act 2018 (DPA 2018). The provisions of the EU GDPR have been incorporated directly into UK law as the UK GDPR. On 28 June 2021, the EU approved adequacy decisions for the EU GDPR and the Law Enforcement Directive (LED). This means data can continue to flow freely from the EU to the UK, in the majority of cases.

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

Employees

As of December 31, 2024, we had a total of six full-time employees.

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

Our principal executive offices are located at 4581 Tamiami Trail North, Suite 200 Naples, Florida. Our telephone number is +1 (646)-491-9132, and our website can be found at https://www.conduitpharma.com.

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

We have incurred net losses since our inception. Our net losses were $17.8 million for the year ended December 31, 2024 and $0.5 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $29.1 million. We do not expect to generate any significant revenues, if any, until we successfully complete adequate development of our first clinical asset. As of December 31, 2024, our clinical assets are still in development and have not been approved by the FDA or any other regulatory body.

We have not yet demonstrated our ability to generate revenue, and we may never be able to produce revenues or operate on a profitable basis. We expect to experience operating losses and negative cash flow for the foreseeable future. Even if we are able to commercialize our technology, which may include licensing, we may never recover our research and development expenses.

Our business is dependent on the successful development, regulatory approval, and commercialization of our clinical assets, in particular a glucokinase activator which we believe is active in a range of autoimmune disorders, which we refer to as AZD1656, and a potent, irreversible inhibitor of human Myeloperoxidase that has the potential to treat idiopathic male infertility, which we refer to as AZD5904.

The success of our business, including our ability to finance our operations and generate any revenue in the future, will primarily depend on the successful development, regulatory approval, and commercialization or partnering of our clinical assets. In the future, we may also become dependent on just one of our clinical assets or any future clinical assets that we may in-license, acquire, or develop. The preclinical, clinical and commercial success of our clinical assets will depend on a number of factors, including the following:

●	the ability to raise additional capital to fund our current pre-clinical and clinical plans on acceptable terms, or at all;

●	the timely completion of our clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional preclinical or clinical trials beyond those planned to support the approval and commercialization of our clinical assets or any future clinical assets;

●	the acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our clinical assets by the FDA or similar foreign regulatory authorities;

●	our ability to demonstrate the safety and efficacy of our clinical assets or any future clinical assets to the satisfaction of the FDA and similar foreign regulatory authorities;

●	the prevalence, duration, and severity of potential side effects experienced in connection with our clinical assets or future approved products, if any;

●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our clinical assets or any future clinical assets or approved products, if any;

●	the ability of third parties with whom we contract to manufacture clinical trial and commercial supplies of our clinical assets or any future clinical assets, remain in good standing with regulatory agencies, and develop, validate, and maintain commercially viable manufacturing processes that are compliant with cGMP;

●	a continued acceptable safety profile during preclinical and clinical development and following approval of our clinical assets or any future clinical assets;

●	our ability to successfully commercialize our clinical assets or any future clinical assets in the U.S. and internationally, if approved for marketing, sale, and distribution in such countries and territories, whether alone or in collaboration with others;

●	the acceptance by physicians, patients, and payors of the benefits, safety, and efficacy of our clinical assets or any future clinical assets, if approved, including relative to alternative and competing treatments;

●	our ability to comply with numerous post-approval regulatory requirements;

●	our and our partners’ ability to establish and enforce intellectual property rights in and to our clinical assets or any future clinical assets;

●	our and our partners’ ability to avoid third-party patent interference or intellectual property infringement claims; and

●	our ability to in-license or acquire additional clinical assets or commercial-stage products that we believe that we can successfully develop and commercialize.

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

The report of our independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2024, includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of filing. Through the date of the Business Combination, Old Conduit financed its working capital requirements by raising capital through private placements of its ordinary shares and issuing of short-term and convertible notes. The Company has financed its working capital requirements since the Business Combination primarily through the PIPE Financing (the “PIPE Financing”) completed in September 2023, and through issuing of short-term and convertible notes.

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

We have a limited operating history from which to evaluate our business. As a result, our historical financial data is of limited value in estimating future operating expenses. We have not obtained regulatory approvals for any of our clinical assets. Therefore, our budgeted operating expense levels are based in part on our expectations concerning the FDA approval process and expenses related to development of other clinical assets. Failing to reach our short-term developmental milestones within anticipated timelines due to serious adverse or unacceptable side effects caused by our clinical assets, or other events, many of which may be beyond our control, may cause our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year.

Preclinical drug development for our clinical assets (AZD1656 and AZD5904) is expensive, time-consuming, and uncertain. Our preclinical trials may fail to adequately demonstrate pharmacologic activity in therapeutic areas of interest; cause unintended short- or long-term effects in other bodily systems; or produce unexpected toxicity that may alter or risk benefit assessment.

The scientific discoveries that form the basis for our efforts to generate and develop our clinical assets are relatively recent. AZD1656 is a glucokinase activator that is in a number of Phase II ready autoimmune disorders including uveitis, Hashimoto’s thyroiditis, preterm labor, and renal transplant, and the successful development of AZD1656 may require additional studies and efforts to optimize its therapeutic potential. In addition, our development pipeline includes what we believe to be a potent irreversible inhibitor of human Myeloperoxidase (MPO) that has the potential to treat idiopathic male infertility, which we refer to as AZD5904. AZD5904 may not demonstrate in patients the therapeutic properties ascribed to it in the laboratory or preclinical studies, and may interact with human biological systems in unforeseen, ineffective, or even harmful ways. If we are not able to successfully develop and commercialize our clinical assets, including AZD1656 and AZD5904, we may never become profitable and the value of our capital stock may decline.

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

We may experience delays in ongoing and future clinical trials for our clinical assets and we do not know if future clinical trials, if any, will begin on time, need to be redesigned, enroll adequate number of patients on time or be completed on schedule, if at all. In addition, the Company, any partner with which we currently or may in the future collaborate, the FDA, an IRB or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to, or terminate our clinical trials at any time, for various reasons, including:

●	discovery of safety or tolerability concerns, such as serious or unexpected toxicities or side effects or exposure to otherwise unacceptable health risks, experienced by study participants or other safety issues;

●	lack of effectiveness of any clinical asset during clinical trials or the failure of our clinical assets to meet specified endpoints;

●	slower than expected rates of subject recruitment and enrollment rates or inability to enroll a sufficient number of patients in clinical trials resulting from numerous factors, including the prevalence of other companies’ clinical trials for their clinical assets for the same indication, or clinical trials for indications for which patients do not as commonly seek treatment;

●	difficulty in retaining subjects who have initiated a clinical trial but may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process, or for any other reason;

●	difficulty in obtaining IRB approval for studies to be conducted at each clinical trial site;

●	delays in manufacturing or obtaining, or inability to manufacture or obtain, sufficient quantities of materials for use in clinical trials;

●	inadequacy of or changes in our manufacturing process or the product formulation or method of delivery;

●	changes in applicable laws, regulations, and regulatory policies;

●	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective CROs, clinical trial sites, and other third-party contractors;

●	inability to add a sufficient number of clinical trial sites;

●	uncertainty regarding proper formulation and dosing;

●	failure by us, our employees, our CROs or their employees, or other third-party contractors to comply with contractual and applicable regulatory requirements or to perform their services in a timely or acceptable manner;

●	failure by us, our employees, our CROs or their employees, or any partner with which we may collaborate or their employees to comply with applicable FDA or other regulatory requirements relating to the conduct of clinical trials or the handling, storage, security, and recordkeeping for drug and biologic products;

●	scheduling conflicts with participating clinicians and clinical institutions;

●	failure to design appropriate clinical trial protocols;

●	insufficient data to support regulatory approval;

●	inability or unwillingness of medical investigators to follow our clinical trial protocols; or

●	difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data.

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

In connection with the preparation and audit of the financial statements as of and for the fiscal years ended December 31, 2024 and 2023, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses primarily relate to the following matters that are relevant to the preparation of our financial statements:

●	We have limited segregation of duties. For the periods under audit, the Company did not have any internal personnel in the financial accounting and reporting department, instead relied upon third party consultants to perform these activities.

●	We lack a formal process for review and approval of financial statements. For the periods under audit, especially prior to the business combination, numerous, recurring errors in account balances and disclosures were detected in the financial statements that resulted in a reasonable possibility that a material misstatement would not have been detected on a timely basis.

●	We did not design adequate and appropriate internal controls, including monitoring controls, to review and evaluate the accounting implications of all material transactions that occurred in the audit period.

If these material weaknesses are not remediated, it could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. We are reviewing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, although they have not been fully remediated as of the date of this filing. As a part of these measures, we also expect to engage an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies when funding and additional liquidity becomes available, as necessary. The primary costs associated with such measures are corresponding recruiting and additional salary and consulting costs, which are difficult to estimate but which may be significant. These additional resources and procedures are intended to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures.

The material weaknesses will not be considered remediated until a remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. A failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

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

If any of our CROs or clinical trial sites terminate their involvement in one of our clinical trials for any reason, we may not be able to enter into arrangements with alternative CROs or clinical trial sites or do so on commercially reasonable terms. In addition, if our relationship with clinical trial sites is terminated, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and could receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA.

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

We currently rely on agreements with third parties for the purpose of licensing clinical assets from large pharmaceutical companies. For example, we have agreements with AstraZeneca pursuant to which we license clinical assets from AstraZeneca. If we are in breach of the agreements, the termination of such agreement(s) could materially adversely affect our business, financial condition, operating results, and prospects. Our business strategy heavily depends on our ability to commercialize our clinical assets and our ability to enter into license agreements relating to such clinical assets is critical to the success of our operations

We may choose not to continue developing or commercializing any of our clinical assets at any time during development or after approval, which would reduce or eliminate our potential return on investment for those clinical assets.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales, marketing, and other personnel. We are highly dependent on our management, including our Chief Executive Officer, David Tapolczay. The loss of the services of any of these individuals could impede, delay, or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our clinical assets, or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. In order to retain valuable employees, in addition to salary and cash incentives, we provide stock options that vest over time.

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

We are a party to certain license agreements that impose various diligence, milestone, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, the respective licensors may have the right to terminate the license, in which event we may not be able to develop or market the affected clinical asset. Our business strategy depends on our ability to commercialize our clinical assets and our ability to enter into license agreements relating to such clinical assets is critical to the success of our operations. The loss of such rights could materially adversely affect our business, financial condition, operating results, and prospects. For more information about these license arrangements, see “Business — Principal Strategic Partnerships.”

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

In addition, in August 2023, prior to the Business Combination, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited, received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. Conduit rejected and disputed the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the event the Business Combination is completed, to be issued 65 thousand shares of common stock. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, defense legal cost and the diversion of the attention of our management.

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

We use artificial intelligence technology in our business, specifically, in relation to our service agreement with Sarborg and challenges with properly managing such technology could result in reputational harm, competitive harm and legal liability, and adversely affect our business, financial condition and results of operations.

On December 12, 2024, we entered into the Sarborg Agreement with Sarborg. Under the terms of the Sarborg Agreement, Sarborg will provide algorithmic and cybernetic technology services to Conduit, including the development of decision-support tools and advanced cybernetic systems tailored to enhance Conduit’s decision-making processes and maximize the value of its pharmaceutical asset portfolio.

Sarborg will perform the services to Conduit comprised of three phases: the Initial Phase (0-24 weeks) focuses on establishing a foundation for collaboration and aligning Sarborg’s services with Conduit’s strategic goals; the Development Phase (24-36 weeks) involves building technological infrastructure, including dashboards and predictive models; and the Ongoing Services Phase (36-52 weeks) ensures the sustained functionality and relevance of Sarborg’s deliverables while supporting Conduit’s growth through iterative improvements and updates. Sarborg will create specific deliverables, including reports, computer programs, software applications, APIs, mobile applications, source code, written technical specifications and designs, operating and maintenance manuals, and other recorded data and information arising from or relating to the services. Sarborg will provide all necessary resources to perform the services and deliver the deliverables in accordance with the Sarborg Agreement.

To date, Conduit has successfully completed the Initial Phase of its collaboration with Sarborg, establishing a strong foundation for integrating AI-driven solutions into our operations. This phase focused on identifying key inputs for the algorithmic approach and ensuring alignment between Sarborg’s services and Conduit’s strategic goals. As part of this effort, Sarborg has successfully delivered three key milestones. First, they conducted detailed teach-in sessions with Conduit’s management team to gain a deeper understanding of our objectives, challenges, and operational workflows, resulting in documented meeting agendas, minutes, and action plans. Second, they finalized and validated a set of proprietary inputs essential for their cybernetic models, tailored specifically to Conduit’s portfolio and R&D pipeline. Finally, they completed an in-depth market analysis of potential cocrystal candidates, assessing the patent landscape, competitive positioning, and market size. The insights from this market analysis are now informing Conduit’s ongoing strategic decision-making. With these key milestones delivered, we are now progressing to the next phase of development.

Sarborg has now commenced Phase II: The Development Phase, which focuses on building the technological infrastructure necessary to integrate AI into Conduit’s operations. As part of this, Sarborg has successfully completed the first milestone, Dashboard Creation and Refinement, delivering personalized dashboards that provide Conduit’s key personnel with real-time access to critical data related to deliverables, clinical trials, and drug discovery. These initial dashboards, along with user interface mock-ups and a dashboard user guide, will serve as the foundation for further refinements. Moving forward, the platform will continue to be optimized to maximize efficiency and ensure seamless integration into Conduit’s workflows.

As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed or biased. Datasets used to train or develop AI systems may be insufficient, of inferior quality, or contain biased information. Additionally, the laws and regulations concerning the use of AI continue to evolve. If the use or integration of AI systems, or the outputs generated by such systems, were determined to be non-compliant (e.g., in relation to intellectual property or data privacy rights), this may result in liability, including legal liability, or adversely affect our business, reputation, brand, financial condition and results of operations. It is possible that emerging regulations may limit or block the use of AI in our business and solutions or otherwise impose other restrictions that may affect or impair the usability or efficiency of our business or services for an extended period of time or indefinitely. Our competitors or other third parties may incorporate AI into their product development, technology and infrastructure more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations.

Risks Related to Securities Markets and Investment in Our Stock

If we do not maintain our trading market’s listing requirements, Nasdaq may delist our securities from trading on its exchange.

In August 2024, the Company received deficiency letters from Nasdaq notifying the Company that it was not in compliance with Listing Rule 5450(a)(1) (the “Bid Price Rule”), Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”) and Listing Rule 5450(b)(2)(A) (the “MVLS Rule”, together with the Bid Price Rule and the MVPHS Rule, the “Rules”). The Company had until February 10, 2025, and February 11, 2025, to regain compliance with the Rules. On December 17, 2024, Nasdaq issued a letter to the Company that as of December 17, 2024, it determined that the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days. As a result, Nasdaq had determined to delist the Company’s common stock and redeemable warrants from The Nasdaq Global Market, on December 27, 2024. The Company subsequently requested and received a hearing (the “Nasdaq Hearing”) from the Nasdaq Hearings Panel (the “Panel”). The Company submitted a written plan of compliance to cure its Rule deficiencies to Nasdaq on January 22, 2025, and attended the Nasdaq Hearing for the Company on February 11, 2025. On March 5, 2025, the Company received a written notification (the “Notice”) from the Panel confirming it has granted the Company such an extension for the Company to regain compliance with the MVPHS and MVLS rules, provided that the Company, (i) on or before March 12, 2025, files an application to transfer to the Nasdaq Capital Market, which application was submitted on March 7, 2025, and (ii) on or before March 31, 2025, demonstrates compliance with all Nasdaq listing rules, which it intends to do, and believes it will satisfy. Additionally, the Company was also notified in the Notice that as of February 26, 2025, it had regained compliance with the Bid Price Rule.

Following the transfer to the Nasdaq Capital Market, the Company’s current MVPHS will be compliant with the MVPHS continued listing standard of greater than $1.0 million and the Company believes it will be able to demonstrate its compliance with the Equity Standard of Stockholder’s Equity greater than $2.5 million prior to the March 31, 2025, deadline to the satisfaction of Nasdaq, although no such assurance can be given. The inability to comply with Nasdaq’s continued requirements or standards could result in the delisting of our common stock, which could have a material adverse effect on our financial condition and could cause the value of the common stock to decline.

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

Our operations have consumed substantial amounts of cash since our inception. As of December 31, 2024, we had an accumulated deficit of $29.1 million and our net loss was $17.8 million for the fiscal year ended December 31, 2024. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our business will require substantial additional capital for implementation of our long-term business plan and development of clinical assets. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. As we require additional funds, we may seek to fund our operations through the sale of additional equity securities, debt financing, and/or strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on favorable terms.

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

On March 27, 2025, the last quoted sale price for our common stock as reported on Nasdaq was $0.77 per share. Currently, the exercise prices of the Company’s warrants are significantly greater than the current market price of our common stock. Accordingly, such warrants are unlikely to be exercised and therefore the Company does not expect to receive any proceeds from such exercise of the warrants in the near term. Whether any holders of Warrants determine to exercise such warrants, which would result in cash proceeds to the Company, will likely depend upon the market price of our common stock at the time of any such holder’s determination.

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

We may issue additional shares of common stock or preferred stock under an employee incentive plan or under our existing at the market offering program, which would dilute the interest of our stockholders.

We may issue a substantial number of additional shares of common or preferred stock under an employee incentive plan or under our ongoing at the market offering program. The issuance of additional shares of common or preferred stock:

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We operate in the biotechnology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. We have implemented a risk-based approach to identify and assess cybersecurity threats that could impact our business and information systems. As part of this strategy, the Company has engaged a third-party service provider to implement comprehensive IT and cybersecurity policies, including Guardz, Cyber Essentials, and others. These initiatives are supported by detailed policies, staff training programs, and the use of advanced tools such as firewalls and VPNs to prevent cybersecurity incidents. Additionally, consultation with third-party experts has further strengthened the Company’s IT framework and improved overall compliance. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

The Company has engaged a third-party service provider to implement comprehensive IT and cybersecurity policies, including Guardz, Cyber Essentials, and others. These initiatives are supported by detailed policies and staff training programs, which have strengthened the Company’s IT framework and improved compliance.

In light of the pervasive and increasing threat from cyberattacks, the Company’s Board of Directors and the Audit Committee, with input from management, assess the Company’s cybersecurity threats and the measures implemented by the Company to mitigate and prevent cyberattacks. The Audit Committee consults with management regarding ongoing cybersecurity initiatives, and requests management to report to the Audit Committee or the full Board regularly on their assessment of the Company’s cybersecurity program and risks.

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

In August 2023, prior to the Business Combination, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited, received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. Conduit rejected and disputes the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the completion of the Business Combination, to be issued 6.5 million shares of common stock. As of December 31, 2024, the potential contingency is considered probable and reasonably estimable and as such, the Company accrued an estimated liability of $0.4 million in the accompanying financial statements. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, defense legal cost and the diversion of the attention of our management.

On December 18, 2024, Conduit UK Management Limited (“Conduit”) received a notification from the UK Intellectual Property Office (“UK IPO”) notifying the company that St George Street Capital had initiated patent entitlement proceedings with respect to patent application PCT/IB2022/00775 (“Patent Application”). Conduit refutes the claims made by St George Street Capital and filed a counterstatement on February 26, 2025 with the UK IPO. In addition, each of the three inventors named in the Patent Application filed simultaneous counterstatements fully supporting Conduit’s position, and assertions that the claims are without merit. Further updates will be made following notification by the UK IPO.

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

On March 27, 2025, the last quoted sale price for our common stock as reported on Nasdaq was $0.77 per share.

(b) Holders

As of March 28, 2025, there were approximately 400 holders of record of our common stock. Such numbers do not include beneficial owners holding our securities through nominee names.

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

(e) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K since January 1, 2024.

(f) Use of Proceeds from Registered Offerings

None.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the other sections of this Annual Report on Form 10-K, including our audited financial statements for the year ended December 31, 2024, together with related notes thereto, included elsewhere in this Annual Report. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Annual Report and our other filings with the SEC. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Conduit Pharmaceuticals Limited entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Murphy Canyon Acquisition Corp. (“MURF”) on November 8, 2022. The transaction contemplated by the terms of the Merger Agreement was completed on September 22, 2023, in conjunction with which MURF changed its name to Conduit Pharmaceuticals Inc. (hereafter referred to, collectively with is subsidiaries as “Conduit”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

Overview

On September 22, 2023, a merger transaction (the “Business Combination”) between Conduit Pharmaceuticals Limited (“Old Conduit”), Murphy Canyon Acquisition Corp (“MURF”) and Conduit Merger Sub, Inc., a Cayman Islands exempted company and a wholly owned subsidiary of MURF (“Merger Sub”), was completed pursuant to the Agreement and Plan of Merger, dated November 8, 2022, as amended, (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, at the closing, (i) Merger Sub merged with and into Old Conduit, with Old Conduit surviving the Business Combination as a wholly-owned subsidiary of MURF, and (ii) MURF changed its name from Murphy Canyon Acquisition Corp. to Conduit Pharmaceuticals Inc.

Conduit has developed a unique business model that allows it to act as a conduit to bring clinical assets from pharmaceutical companies and develop new treatments for patients. Our novel approach addresses unmet medical needs and lengthens the intellectual property for our existing assets through cutting-edge solid-form technology and then commercializing these products with life science companies. We continue to evaluate novel artificial intelligence and cybernetics approaches to drug re-purposing, intellectual property and asset selection to give Conduit a competitive advantage.

We are led by highly experienced pharmaceutical executives: Dr. Freda Lewis-Hall, former Chief Medical Officer of Pfizer Inc., the Chair of our Board of Directors, and Dr. David Tapolczay, former Chief Executive Officer of the United Kingdom-based medical research charity LifeArc, our Chief Executive Officer. Our management team includes active senior scientists who have an extensive understanding of the pharmaceuticals market, which supports our strategy of developing clinical assets in a cost-efficient manner while focusing on therapeutic efficacy and patient safety.

Simultaneously, Conduit leverages the capabilities of our Cambridge laboratory facility and highly experienced team of solid-form experts to extend or develop proprietary solid-form intellectual property for our existing and future clinical assets. Our own intellectual property portfolio comprises pending patent applications in several international jurisdictions describing a solid-form compound, including the AZD1656 Cocrystal (a HK-4 Glucokinase Activator), targeting a wide range of autoimmune disorders. Our pipeline research includes a number of compounds that serve as promising alternatives to existing clinical assets currently marketed and sold by large pharmaceutical companies, which we have identified as having an opportunity to develop further intellectual property positions through solid-form technology.

In connection with the funding and development of clinical assets, we expect to evaluate and select the specific molecules to be developed and collaborate with external CROs and Key Opinion Leaders (“KOLs”) to run clinical trials that are managed, funded, and overseen by us. We intend to leverage our comprehensive clinical and scientific expertise in order to facilitate development of clinical assets through Phase II trials in an efficient manner by using CROs and third-party service providers. We will also collaborate closely with disease specific KOLs to collectively assess and determine the most appropriate indications for all our current and forthcoming assets.

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

Outside of our proprietary owned patented clinical assets, AstraZeneca agreed to grant a license to the Company under certain intellectual property rights controlled by AstraZeneca related to HK-4 Glucokinase activators AZD1656 and AZD5658 in all indications and myeloperoxidase inhibitor AZD5904 for the treatment, prevention, and prophylaxis of idiopathic male infertility. The Company will be responsible for the development and commercialization of the Licensed Products under the related License Agreement. The Company is required to use commercially reasonable efforts to develop and commercialize the Licensed Products.

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

Through this relationship, there are considerable APIs that were manufactured by AstraZeneca (prior to conducting its clinical trials) available to Conduit. As a result, Conduit may not have to develop the APIs, which is often a time consuming and expensive process, and the APIs already produced were subject to rigorous quality control measures.

In collaboration with SARBORG Limited (“Sarborg”), a related party, Conduit intends to leverage an advanced AI and cybernetics platform to evaluate key deliverables across multiple areas of the Company’s operations, including drug repurposing, drug discovery, solid-form identification, and clinical trial monitoring.

The Sarborg Agreement is designed to address longstanding challenges in the pharmaceutical sector, in particular by reducing human error in critical decision-making processes in both clinical development and asset identification. By integrating Sarborg’s algorithmic AI/cybernetics technology, Conduit aims to enhance efficiency, lower costs, and accelerate timelines by minimizing human intervention, ultimately optimizing the drug development cycle and giving Conduit a competitive advantage in the sector.

Through this relationship, Conduit will gain access to cutting-edge predictive models and dashboards, enabling the Company to evaluate drug candidates, streamline clinical trials, and optimize asset management with real-time data. These tools will drive faster, more accurate decisions, improving efficiency and reducing costs. By leveraging these insights, Conduit can differentiate itself in a competitive sector and gain unique data-driven insights that position the Company for success across both its current and future asset portfolio.

In addition, Conduit will retain a perpetual, non-exclusive, royalty-free, and assignable right to use any platform or technology developed by Sarborg in association with the deliverables. Ongoing support from Sarborg will ensure these systems evolve with Conduit’s needs, driving long-term innovation in areas like IP creation, regulatory strategy, and clinical trial monitoring. This partnership reinforces Conduit’s commitment to leveraging AI-driven solutions to accelerate growth, deliver value to shareholders, and maintain a competitive edge in the pharmaceutical sector.

This strategic move reaffirms Conduit’s commitment to adopting forward-thinking solutions to stay at the forefront of innovation in the pharmaceutical industry. By reducing reliance on traditional, labor-intensive methods and harnessing the power of AI-driven technology, Conduit is well-positioned to lead in areas such as drug repurposing, clinical trial monitoring, and IP creation, ensuring the Company’s long-term growth and market leadership.

Furthermore, Conduit is well positioned to pursue, and intends to pursue, additional relationships and/or partnerships with third parties for the licensing of further assets which are currently deprioritized. We plan to focus our efforts on developing clinical assets to address disorders that impact a large population where there is no present treatment or the present treatment, carries significant unwanted side effects.

Reverse Stock Split

On January 22, 2025, we filed a certificate of amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effectuate a 1-for-100 reverse stock split (the “Reverse Stock Split”) of the outstanding shares of our common stock. Our stockholders previously approved the Reverse Stock Split and granted the board of directors the authority to determine the exact split ratio and when to proceed with the Reverse Stock Split at our annual meeting of stockholders held on December 18, 2024. The Reverse Stock Split became effective on January 24, 2025, and the common stock begin trading on The Nasdaq Global Market on a Reverse Stock Split-adjusted basis on January 27, 2025. The par value and other terms of the common stock were not affected by the Reverse Stock Split.

As a result of the reverse stock split, every 100 shares of our common stock issued or outstanding were automatically reclassified into and became one new share of common stock, and the number of our issued and outstanding shares of common stock was reduced to 1,384,801 and 738,295 as of December 31, 2024 and December 31, 2023, respectively. All references to numbers of shares of common stock and per-share information in this Annual Report on Form 10-K have been adjusted retroactively, as appropriate, to reflect the reverse stock split.

Nasdaq Stock Market Correspondence and Subsequent Nasdaq Capital Market Listing

We are compliant with the MVPHS continued listing standard of Nasdaq Capital Market being greater than $1.0 million. The current MVPHS is $5,166,785 based on the closing price of the common stock on March 27, 2025.

On a pro-forma basis at March 31, 2025, we expect to satisfy compliance with the Nasdaq Capital Market Equity Standard of Stockholder’s Equity greater than $2.5 million, after anticipating all Q1 2025 expected losses. Through the date of the consolidated financial statements, Stockholder’s Equity has increased significantly, through (i) fundraising of an additional $8.332 million from the Sales Agreement with AGP, (ii) conversion of $1.785 million from the Nirland Notes into 924,200 shares of common stock, and (iii) capitalization of certain invoices and fees. We expect to maintain continued compliance with the Equity Standard through additional issuance under its Sales Agreement, additional conversions of outstanding debt and capitalization of fees and a tight control of expenditure, although no such assurance can be given.

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

Other Income (Expenses)

Other income (expenses), net

Other income (expense), net consists of change in the fair value of options, change in fair value of convertible notes, and expense incurred upon the issuance of warrants during the year.

Interest expense, net

Interest expense, net consists primarily of interest expense on convertible loan notes and promissory notes and interest expense on deferred commissions payable to an advisor for fees related to the merger, as well as a small amount of interest income on cash and cash equivalents held by the Company.

Results of Operations

The following table set forth our results of operations for the periods indicated:

	Years ended December 31,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Research and development expenses	$3,378	$90	$3,288	3,653%

Research and development expenses increased by approximately $3.3 million, or 3,653%, to approximately $3.4 million for the year ended December 31, 2024, as compared to approximately $90 thousand for the year ended December 31, 2023. The increase was primarily driven by a $3.1 million upfront payment to AstraZeneca in connection with the license agreement, comprised of $1.5 million cash and $1.6 million of our common shares issued to AstraZeneca with no comparable activity in 2023.

General and administrative expenses

	Years ended December 31,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
General and administrative expenses	$12,041	$5,173	$6,868	133%

General and administrative expenses increased by $6.9 million, or 133%, to approximately $12.0 million for the year ended December 31, 2024, as compared to approximately $5.2 million for the year ended December 31, 2023. The increase was primarily driven by a $3.4 million increase in salaries, stock-based compensation and payroll, a $1.3 million increase in other G&A expenses, a $1.1 million increase in D&O insurance, a $0.5 million increase in professional fees including: legal fees, accounting and tax expense, listing fees and consulting fees and a $0.5 million increase in travel expenses.

Other income (expense), net

	Years ended December 31,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Other income (expense), net	$(890)	$4,923	$(5,813)	(118)%

Other income (expense), net changed by $5.8 million, or 118%, to other expense of approximately $0.9 million for the year ended December 31, 2024, as compared to other income of $4.9 million for the year ended December 31, 2023. In 2024, other expense was driven by a $2.7 million loss on the issuance of warrants, and a $0.7 million expense related to a net loss on extinguishments, offset by a $2.0 million gain on the change in fair value of convertible notes payable, a $0.3 million increase from an income tax refund and a $0.2 million increase in the gain on change in fair value of warrants. In 2023, other income was driven by a $1.5 million gain on the derecognition of the Cizzle option in 2023, a $1.3 million gain on the change in fair value of the Cizzle option, a $2.8 million gain on the derecognition of the deferred revenue for the Vela option prior to the exercise of the Vela option, and a $1.0 million gain on the change in fair value of the Vela option. This was offset by a $1.0 million loss on issuance related to the Vela option, $0.4 million change in the fair value of convertible notes payable and $0.3 million realized foreign currency transaction loss.

For further details refer to Note 17 in the consolidated financial statements as of December 31, 2024 and 2023 included elsewhere in this Annual Report.

Interest expense, net

	Years ended December 31,		Change
(Dollar amounts in thousands)	2024	2023	Amount	%
Interest expense, net	$(1,506)	$(211)	$(1,295)	614%

Interest expense, net changed by $1.3 million or 614%, to $1.5 million for the year ended December 31, 2024, from $0.2 million for the year ended December 31, 2023. The change was driven by a $0.9 million increase in the amortization of debt issuance costs and debt discounts and a $0.4 million increase in interest expense incurred on interest-bearing convertible promissory notes.

Liquidity and Capital Resources

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Since our inception, and in line with our growth strategy, we have prepared our financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations. To date, our primary sources of capital have been through private placements of equity securities and convertible debt and the Sales Agreement with A.G.P. During the years ended December 31, 2024 and 2023, we incurred operating losses of $15.4 million and $5.3 million, respectively.

Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time we can generate significant revenue from the successful approval and commercialization of a product candidate, we expect to finance our cash needs for ongoing research and development and business operations through public or private equity or debt financings or other capital sources, including strategic partnerships. However, we may be unable to raise additional funds or enter into such other arrangements, when needed, on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce research and development efforts all of which could have a material adverse effect on the Company and its financial results.

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

Loans Payable

In May 2022, we entered into two loan agreements (the “Loans”), with an aggregate principal amount of $0.2 million, with two lenders. The Loans were to mature and become payable in full two years from the date of the loan agreement and they bear no interest. On October 9, 2024, the Company executed agreements to extend the loan maturity date for each loan to December 19, 2024. As of December 31, 2024, the Loans are still outstanding and considered to be in default. The Company repaid the lenders in full during February 2025. Refer to Note 8 to our financial statements included elsewhere in this Annual Report.

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

On October 9, 2024, the Company and the loan holder signed an extension for the March 2023 Convertible Note to extend the maturity date from September 20, 2024 to October 20, 2024 with the option for the Company to further extend the maturity date two times, each by an additional 30-day period. The Company exercised both options to extend the maturity date to December 19, 2024. As of December 31, 2024, the March 2023 Convertible Note is still outstanding and considered to be in default. On March 6, 2025, the Company reached an agreement with the loan holder to pay $0.7 million in order to settle the March 2023 Convertible Note in full. The Company repaid the loan holder the settlement amount $0.7 million on March 13, 2025. Refer to Note 7 to our financial statements included elsewhere in this Annual Report.

A.G.P Convertible Note

On November 25, 2024, the Company issued to A.G.P. a convertible promissory note (the “A.G.P. Convertible Note”) in the principal amount of $5.7 million to evidence the A.G.P.’s currently owed deferred commission payable. Unless earlier converted as specified in the Convertible Note, the principal amount plus all accrued but unpaid interest is due on November 25, 2025 (the “Maturity Date”). The A.G.P. Convertible Note accrues interest at 5.5% per annum.

At any time prior to the full payment of the A.G.P. Convertible Note, provided that the A.G.P. has given at least three business days written notice to the Company, A.G.P., in its sole discretion, may elect to have all or any portion of the outstanding principal amount and all interest accrued converted into shares of the Company’s common stock, at the lower of the Reverse Split price and the market price per share at the time of the conversion date, but in no event less than $1.00, subject to adjustment as provided therein and to take into account any future share splits or reverse splits. However, the conversion of the A.G.P. Convertible Note may not occur prior to the Company having sufficiently authorized shares of common stock to permit the entire conversion of the convertible promissory note. Refer to Note 8 to our financial statements included elsewhere in this Annual Report. Per the terms outlined in the agreement, we are required to undertake capital raises to paydown the A.G.P. Convertible Note.

August 2024 Nirland Note

On August 6, 2024, the Company entered into a Senior Secured Promissory Note (the “August 2024 Nirland Note”) with Nirland, a related party of the Company, pursuant to which the Company issued and sold to Nirland the August 2024 Note in the original principal amount of $2,650,000, inclusive of a $500,000 original issuance discount. Refer to Note 8 to our financial statements included elsewhere in this Annual Report.

On October 31, 2024, the Company and Nirland amended the August 2024 Nirland Note, whereby the August 2024 Nirland Note was amended to (i) provide for the conversion of the August 2024 Nirland Note into shares of Common Stock, at Nirland’s discretion, in a multiple of any unpaid amounts, if not otherwise previously paid, pursuant to the conversion rate contained therein, (ii) remove Nirland’s Mandatory Prepayment Right, and (iii) remove Nirland’s right of first refusal to participate in any future equity or debt offerings of the Company. The number of shares of Common Stock issuable upon conversion of any Conversion Amount pursuant to shall be determined by dividing (x) such conversion amount by (y) the conversion price. Conversion amount means two and one quarter times the sum of (x) portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest with respect to such portion of the principal amount, if any. Conversion price means, as of any conversion date or other date of determination, $10, subject to adjustment as provided within the amended agreement. Note 7 to our financial statements included elsewhere in this Annual Report.

On November 22, 2024, the Company and Nirland entered into a Second Amendment to the August 2024 Nirland Note (the “Second Amendment”). Pursuant to the Second Amendment, the Nirland Note may not be converted (other than partial conversions that may be permitted pursuant to the rules and regulations of NASDAQ (or any successor entity)) prior to receipt of stockholder approval to provide for such conversion of the Nirland Note, and subsequent issuance of the Company’s Common Stock, pursuant to the stockholder approval rules under the rules and regulations of The Nasdaq Stock Market. If the Company has not held a special meeting of the stockholders to approve the full conversion of the August 2024 Nirland Note on or before January 9, 2025, then the Company shall be obligated to pay Nirland a penalty of $100,000 per day until the special meeting is held. The special meeting was held on January 9, 2025, in which stockholder approval was obtained. In addition, the existing conversion rate was amended to be two and one half times the sum of (x) the portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest (including default interest) with respect to such portion of the principal amount, if any divided by $0.10, pre-split in January 2025 (or following any reverse splits that may occur in a ratio greater than 10 to 1, the lower of such reverse split price and the market price per share at the time of the conversion date, but in no event less than $1.00), subject to adjustment as provided therein and to take into account any future share splits or reverse splits. On January 24, 2025, the Reverse Stock Split became effective, resulting in every 100 shares of our common stock issued or outstanding becoming one new share of our common stock, resulting in the conversion price increasing to $6.86 as of December 31, 2024.

On December 9, 2024, Nirland exercised their conversion option and converted $0.1 million of principal for 23,000 shares of common stock pursuant to the rules and regulations of the NASDAQ. As of December 31, 2024, $2.6 million of principal and accrued interest remains outstanding.

October 2024 Nirland Note

On October 28, 2024, the Company issued a promissory note (the “October 2024 Nirland Note”) to Nirland in the original principal amount of $0.6 million in exchange for funds in such amount. The October 2024 Nirland Note bears interest at a rate of 12% per annum, is due and payable semi-annually in arrears, and matures on October 31, 2025. If an event of default under and as defined in the Nirland Note occurs, the interest rate will be increased to 18% per annum or to the maximum rate permitted by law. In connection with the Nirland Note, the Company has agreed to pay Nirland a 1% arrangement fee, which will be included with the principal and interest owed under the Nirland Note. The Company paid down $0.2 million of the October 2024 Nirland Note on December 11, 2024 and as of the date of filing this Annual Report, such note has been repaid in full. Refer to Note 8 and Note 20 to our financial statements included elsewhere in this Annual Report.

Working Capital

We currently anticipate that cash required for working capital for the next 12 months is approximately $22.9 million, which includes forecasted research and development costs of $6.0 million, forecasted operating expenses of $6.2 million, accrued expenses and other current liabilities of $3.4 million, a convertible promissory note payable, if not converted prior to maturity of $6.0 million, a convertible promissory note, if not converted prior to maturity, of $0.8 million and loans payable due within the next 12 months of $0.5 million. We do anticipate being able to fund required working capital for the next 12 months with cash and cash equivalents on hand and current borrowings. Management believes that we will be able to fund cash required for the next 12 months through borrowings and equity raises. We have historically been able to access funds through the issuance of debt, and more recently the at the market offering program agreement, and believe we can continue to obtain funding through such debt financing agreements and Sales agreement as needed to meet cash requirements for the next 12 months.

As of December 31, 2024, we have raised $3.3 million (net of fees) out of the $23.9 million available to us through the Sales agreement and expect to raise the additional $20.4 million over the next 12 months.

Through the date of the issuance of the consolidated financial statements, we have raised an additional $8.1 million, net of fees due to A.G.P., through the Sales Agreement. After considering the issuances subsequent to December 31, 2024, we have $12.0 million available to us through the Sales Agreement.

Cash Flows

The following table set forth our cash flows for the period indicated (in thousands):

	Years ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating Activities	$(9,682)	$(7,725)
Investing Activities	(43)	725
Financing Activities	6,067	10,929
Effect of exchange rate changes on cash and cash equivalents	(16)	299
Net (decrease) increase in cash and cash equivalents	$(3,674)	$4,228

Cash Flows Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $9.7 million, resulting primarily from a net loss of $17.8 million, a gain on the change in fair value of convertible notes payable of $2.0 million, a gain on change in fair value of warrant liabilities of $0.2 million and a $0.1 million cash outflow from operating assets and liabilities. This was partially offset by a $2.7 million loss on the issuance of warrants, $1.7 million of amortization of directors and officers insurance, a $1.6 million outflow attributable to the purchase of licensing rights, $1.6 million of stock-based compensation, $0.9 million of debt discount amortization, a $0.7 million loss on debt extinguishment, $0.5 million of non-cash interest expense, $0.4 million of amortization expense, a $0.2 million share issuance for services and a $0.1 million of non-cash lease expense. The $0.1 million cash outflow from operating assets and liabilities is primarily due to a $2.3 million cash outflow from prepaid expenses and other current assets and a $0.1 million cash outflow from lease liabilities, partially offset by a cash inflow of $1.2 million from accounts payable and a cash inflow of $1.2 million from accrued expenses and other current liabilities.

Net cash used in operating activities for the year ended December 31, 2023 was $7.7 million, resulting primarily from a net loss of $0.5 million, adjusted for non-cash items including a $4.3 million reduction of deferred income upon exercise of the Cizzle and Vela option, a $2.5 million change in operating assets and liabilities, a $2.3 million gain on the change in fair value of the Vela and Cizzle options, a $0.2 million change in the reserve for uncollectible loans and a $0.1 million gain on warrant remeasurement, partially offset by a $1.0 million loss upon the issuance of the Vela option, a $0.5 million change in amortization on directors & officers insurance, a $0.4 million loss on change in fair value of convertible notes and a $0.2 million increase in stock based compensation expense. The $2.5 million cash outflow from operating assets and liabilities is primarily due to a $1.0 million cash outflow from prepaid expenses and a $1.7 million cash outflow from accrued expenses and other current liabilities partially offset by a $0.2 million cash inflow from accounts payable.

Cash Flows (Used) Provided by Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $43 thousand, resulting from purchases of short-term investments of $0.5 million and purchases of property, plant and equipment of $0.1 million, partially offset by sales of short-term investments of $0.5 million.

Net cash provided by investing activities for the year ended December 31, 2023 was $0.7 million, resulting from $0.5 million in proceeds from an option fee received from Vela and $0.6 million proceeds from the repayment of a loan from a related party, partially offset by an issuance of a loan to a related party of $0.4 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $6.1 million, resulting from proceeds from the Sales Agreement of $3.3 million, proceeds from the issuance of notes payable of $3.2 million, proceeds from the exercise of warrants of $0.2 million and proceeds from the exercise of warrants of $0.1 million, partially offset by repayments of notes payable of $0.8 million.

Net cash provided by financing activities during the year ended December 31, 2023 was $11.0 million. resulting from the proceeds from the Merger and related PIPE financing, net of transaction costs of $8.5 million, $2.3 million from issuance of convertible notes payable, and $0.2 million capital contribution from a related party.

Contractual Obligations and Other Commitments

Laboratory Lease

As of December 31, 2024, we are the lessee under one laboratory space lease for a term of two years. The annual rent payments are $0.1 million for the years ending December 31, 2025 and December 31, 2026. The laboratory space lease has a remaining lease term of approximately 1.2 years.

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

Fair Value of Convertible Notes

The Company has elected the fair value measurement option for convertible debt with embedded derivatives that would otherwise require bifurcation, and has recorded the entire hybrid financial instrument at fair value under the guidance in ASC 825, Financial Instruments. To value the convertible debt, the Company utilizes Binomial Lattice Pricing Models. The Binomial Lattice Pricing Models involve the construction of various intermediate lattices: stock price tree, conversion value tree, conversion probability tree, and discount rate tree. In doing so, we assume the holders act rationally to maximize return and minimize cost at each decision point. We computed the notes payoff at maturity and at intermediate decision nodes based upon the better of (i) conversion or (ii) repayment of principal and interest.

The significant inputs and assumptions used to estimate the fair value include: (i) the Company’s stock price, (ii) the term of the convertible debt, (iii) the sum of the notes’ principal and unpaid accrued interest, (iv) expected volatility, (v) risk-free interest rate, (vi) the corporate bond yield, (vii) the credit spread, (viii) probability of default, and (ix) the estimated recovery upon default. Any change to the unobservable inputs to estimate fair value could produce significantly higher or lower fair value measurements and result in a material change within the financial statements.

The convertible debt will subsequently be remeasured at fair value each reporting date until settled or converted.

Fair Value of Warrants

The Company has issued warrants to investors in our debt and equity offerings. The Company has also issued warrants to service providers in relation to our financing offerings. We evaluate all warrants issued to determine the appropriate classification under ASC 480 and ASC 815.

For warrants that are determined to be equity-classified, we estimate the fair value at issuance and record the amounts to additional paid in capital. For warrants that are determined to be liability-classified, we estimate the fair value at issuance and each subsequent reporting date.

For the Company’s liability classified warrants, we estimate fair value using the Black-Scholes model. The significant inputs and assumptions used to estimate the fair value include: (i) the Company’s stock price, (ii) the risk-free rate, (iii) the expected volatility, and (iv) the dividend yield. The use of these valuation models requires the input of highly subjective assumptions. Any change to these inputs could produce significantly higher or lower fair value measurements and result in a material change within the financial statements.

Contingencies

In the ordinary course of business, we are involved in various legal proceedings that are complex in nature and have outcomes that are difficult to predict. We describe our legal proceedings and other matters that are significant or that we believe could become significant in Note 15 to the consolidated financial statements. We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously or modifications to contingency disclosures that are considered material.

Stock-Based Compensation

We record stock compensation expense related to our 2023 Plan in accordance with ASC 718, Compensation-Stock Compensation which requires our stock-based awards, including restricted stock units (“RSUs”) and stock options to be measured at fair value.

The fair value of stock options is estimated on the grant date using the Black-Scholes option-valuation model. The calculation of stock-based compensation expense requires that we make assumptions and judgments about the variables used in the Black- Scholes option-valuation model, including the fair value of our common stock, expected term, expected volatility of the underlying common stock, and risk-free interest rate.

The assumption inputs subject to significant estimation include:

Expected Term. The expected term represents the period that the Company’s stock options are expected to be outstanding. Due to limitations on the sale or transfer of the Company’s common stock under the lock-up agreements and market standoff components of the stock option agreements, the Company does not believe its historical exercise pattern is indicative of the pattern it will experience after restricted periods expire. The Company uses the simplified method to calculate the expected term, which is the average of the contractual term and vesting period.

Volatility. We determine the price volatility based on the historical volatilities of industry peers as we have limited trading history for our common stock price. We intend to continue to consistently apply this process using the same or a similar peer group of public companies, until a sufficient amount of historical information regarding the volatility of our own common stock price becomes available, or unless circumstances change such that the identified peer companies are no longer similar, in which case other suitable peer companies whose common stock prices are publicly available would be utilized in the calculation.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 1 - Nature of the Business and Basis of Presentation and Summary of Significant Accounting Policies to our financial statements included elsewhere in this Annual Report.

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

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In connection with the preparation and audit of the financial statements as of and for the fiscal years ended December 31, 2024 and 2023, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses primarily relate to the following:

●	The segregation of duties is limited and heavily reliant on interim personnel and third-party consultants to perform these activities.

●	The Company lacks a formal process for review and approval of significant transactions and accounts on a contemporaneous basis and there have been numerous, recurring errors in account balances and disclosures.

●	The Company has not designed adequate and appropriate internal controls under an appropriate internal control over financial reporting framework.

●	The Company did not appropriately review and evaluate the accounting implications of all material transactions that occurred in the audit period which resulted in a restatement of previous periods.

●	The review controls around certain related party transactions did no operate consistently and the review of such transactions was not always contemporaneously documented.

If these material weaknesses are not remediated, it could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. We are reviewing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, although they have not been fully remediated as of the date of this filing. We anticipate hiring additional qualified accounting personnel with experience with complex GAAP and SEC rules while, meanwhile, continuing to engage consultants to assist with our financial statement close process, segregating duties among accounting personnel to enable adequate review controls, further developing and documenting our accounting policies, and designing, implementing, and/or expanding IT systems and application controls in our systems relevant to the preparation of the consolidated financial statements. We also expect to engage an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary if sufficient capital resources become available.

The ability to perform these remediation plans are dependent on our ability to enhance funding and liquidity. The primary costs associated with such measures are corresponding recruiting and additional salary and consulting costs, which are difficult to estimate but which may be significant. These additional resources and procedures are intended to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures.

The material weaknesses will not be considered remediated until a remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls, provided we are able to obtain sufficient capital resources to cover the cost of our remediation plan, are operating effectively. A failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

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

Changes in Internal Control over Financial Reporting

There have been a number of changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include the implementation of enterprise resource planning accounting systems, and increased accounting and financial reporting consulting resources.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and directors as of March 28, 2025:

Name	Age	Position
David Tapolczay	65	Chief Executive Officer and Director
James Bligh	37	Interim Chief Financial Officer and Director
Freda Lewis-Hall	70	Chairperson of the Board of Directors
Faith L. Charles	63	Director
Chele Chiavacci Farley	58	Director
Simon Fry	65	Director
Andrew Regan	59	Director

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

James (“Jamie”) Bligh. Mr. Bligh has served as a member of our board of directors since September 2023, and also currently serves as our Interim Chief Financial Officer. He was a co-founder of Conduit Pharmaceuticals Limited in 2019 and has served as a member of its board of directors since its inception. From 2008 to 2019, Mr. Bligh worked closely with investment vehicle Corvus Capital Limited, including as a Partner, where he led a number of reverse takeover transactions, stock market listings, initial public offerings, secondary fundraisings, and merger transactions. Mr. Bligh’s prior transaction experience includes advising several special purpose acquisition vehicles in listing on the London Stock Exchange, including the listing of Bermele Plc, a special purpose acquisition vehicle, and the subsequent acquisition of Bermele by East Imperial Pte. Ltd., a global purveyor of ultra-premium beverages, in June 2019; the listing of Leverett Plc, which subsequently acquired Nuformix Plc, a pharmaceutical development company targeting unmet medical needs in fibrosis and oncology via drug repurposing; and Cizzle Biotechnology Holdings PLC, a UK-based diagnostics developer. Jamie previously served as a director of Bermele Plc from June 2021 through February 2022; Mertz Plc from January 2021 through March 2022; and East Imperial Pte. Ltd. from September 2017 through April 2018. Jamie graduated from the University of Bristol with a BSc in Economics & Finance. Mr. Bligh was selected to serve on our board of directors following the Business Combination based on his past experience with business development, capital raising, financings, public offerings and other strategic transactions, including mergers and acquisitions.

Directors

Freda Lewis-Hall, M.D., DFAPA. Dr. Lewis-Hall has served as a member of our Board since September 2023. She served as Senior Medical Advisor to the CEO of Pfizer Inc., or Pfizer, from December 2019 until her retirement in March 2020. Before assuming that responsibility, beginning January 2019, Dr. Lewis-Hall served as Chief Patient Officer and Executive Vice President of Pfizer. Dr. Lewis-Hall served as Pfizer’s Chief Medical Officer from 2009 to January 2019. Prior to joining Pfizer in 2009, Dr. Lewis-Hall held various senior leadership positions including Chief Medical Officer and Executive Vice President, Medicines Development at Vertex Pharmaceuticals Incorporated from June 2008 to May 2009; Senior Vice President, U.S. Pharmaceuticals, Medical Affairs for Bristol-Myers Squibb Company from 2003 until May 2008; Vice President Research and Development at Pharmacia Corporation from 2002-2003; Product Team Leader at Pharmacia and Eli Lilly and Company from 1998 to 2002; Director of Lilly Center for Women’s Health from 1996-1999; and Clinical Research Physician at Eli Lilly from 1994 through 1996. In October 2021, Dr. Lewis-Hall became a member of the board of directors for Pyxis Oncology (Nasdaq: PYXS), (where she serves as a member of the Nominating and Corporate Governance Committee); she serves as a member of the board of directors for Milliken & Company since July 2019, as a member of the Audit and HR and Compensation Committees; and as a member of the board of directors of SpringWorks Therapeutics, Inc. (Nasdaq GS: SWTX) since 2017, where she serves as the chair of the Nominating and Governance Committee and as a member of the audit committee. Dr. Lewis-Hall served as a member of the board of directors for Exact Sciences Corporation (Nasdaq: EXAS) from April 2020 to June 2024 where she served as a member of the Human Capital and Innovation, Technology and Pipeline Committees; a member of 1LifeHealthCare, Inc. (Nasdaq: ONEM) board from November 2019 to 2023, serving as a member of the Nominating and Corporate Governance Committee; she also served as a member of the board of directors for Tenet Healthcare Corporation (NYSE: THC) from 2014 to 2017.

Dr. Lewis-Hall holds an M.D. from Howard University College of Medicine and a B.A. in natural sciences from the Johns Hopkins University. The Company believes Dr. Lewis-Hall is qualified to serve on the Board based on her expertise and experience in the biopharmaceutical industry and her leadership experience as a senior executive at various biopharmaceutical companies.

Faith L. Charles. Ms. Charles has served as a member of our board of directors since September 2023. She has been a corporate transactions and securities partner at the law firm of Thompson Hine LLP since 2010. She leads Thompson Hine’s Life Sciences practice and co-heads the securities practice, advising public and emerging biotech and pharmaceutical companies in the U.S. and internationally. Ms. Charles negotiates complex private and public financing transactions, mergers and acquisitions, licensing transactions and strategic collaborations. She serves as outside counsel to a myriad of life sciences companies and is known in the industry as an astute business advisor, providing valuable insights into capital markets, corporate governance and strategic development. Ms. Charles has been a member of the board of directors of: CNS Pharmaceuticals, Inc. (Nasdaq: CNSP), a biotechnology company developing novel treatments for cancers of the brain and central nervous system, since December 2022; Avenue Therapeutics, Inc. (Nasdaq: ATXI), a specialty pharmaceutical company specializing in developing and commercializing therapies for the treatment of the central nervous system, since May 2022; and Abeona Therapeutics, Inc. (Nasdaq: ABEO), a fully integrated gene and cell therapy company, since March 2021. Ms. Charles serves as Chair of CNS Pharmaceuticals, on the Audit Committee of Avenue Therapeutics and on the Audit Committee and as the Chair of the Nominating and Governance Committee of Abeona Therapeutics. From 2018 until October 2021, Ms. Charles served on the Board of Directors and as a member of the Audit Committee and Chair of the Compensation Committee of Entera Bio Ltd., a publicly-traded biotechnology company. Ms. Charles founded the Women in Bio Metro New York chapter and chaired the chapter for five years. She also served on the national board of Women in Bio. Ms. Charles is also a member of the board of Red Door Community (formerly Gilda’s Club New York City.) She has been recognized as a Life Sciences Star by Euromoney’s LMG Life Sciences, has been named a BTI Client Service All-Star, and was named by Crain’s New York Business to the list of 2020 Notable Women in the Law. Ms. Charles holds a J.D degree from The George Washington University Law School and a B.A. in Psychology from Barnard College, Columbia University. Ms. Charles is a graduate of Women in Bio’s Boardroom Ready Program, an Executive Education Program taught by The George Washington University School of Business. Ms. Charles’ qualifications to serve on our Board include her leadership skills and her vast legal experience representing companies in the biotech and pharmaceutical field.

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

Simon Fry. Mr. Fry has served as a member of our board of directors since November 2024. Mr. Fry has over 30 years’ experience in investment banking having held senior executive positions at various top-tier institutions, such as Nomura and Credit Suisse First Boston. In 2003, Mr. Fry was appointed as Chief Executive Officer at Crosby Asset Management. He previously worked at Nomura, where he was Managing Director and European Board member, as well as a member of the risk committee and credit committee. During his time at Nomura, Mr. Fry initiated and built the Company’s Asset Investment Group, whose focus was to create specific product and strategy groups within it to invest in mis-priced and undervalued credit and equity exposures. During this period, Mr. Fry was also responsible for building Nomura’s highly regarded International Markets Division, which was responsible for all the European capital market activity in equity, fixed income and derivatives including primary origination. Prior to this, Mr. Fry spent 14 years at Credit Suisse First Boston (CSFB) trading a variety of securities including both fixed income and equities. From 1990, Mr. Fry developed CSFB’s Asset Trading Group, and as Managing Director built a team that generated significant returns over a number of years for CSFB. Mr. Fry is based in Los Angeles. His expertise in capital markets and strategic asset management is expected to contribute to Conduit’s growth goals as the company pursues development-ready assets and aims to enhance shareholder value.

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

The Audit Committee is comprised of three members: Ms. Farley (Chairperson), Dr. Lewis-Hall and Mr. Fry. Each member of the Audit Committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations and each member is financially literate. In addition, the board of directors has determined that each of Ms. Farley and Mr. Fry is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act.

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

The Compensation Committee is comprised of three members: Ms. Charles (Chairperson), Ms. Farley, and Mr. Fry. The composition of the Compensation Committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations. Each member of the Compensation Committee is a “non-employee” director within the meaning of Rule 16b-3 promulgated under the Exchange Act.

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

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during fiscal year 2024, or at any other time, one of our officers or employees. None of our executive officers have served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our board of directors or member of our Compensation Committee.

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

While the Company has not adopted a formal policy governing transactions by the Company in its securities, the Company will not engage in transactions in Company securities, or adopt any securities repurchase plans, while in possession of material non-public information relating to the Company or its securities other than in compliance with applicable law, subject to the policies and procedures adopted by the Company.

On or around August 14, 2024, the Company was first made aware that one of its directors, through a wholly owned subsidiary, had previously entered into certain collateral pledge agreements that resulted in the disposition of a substantial amount of shares in the Company pursuant to those agreements without the Company’s knowledge. In addition, the Company also became aware that approximately 300,000 thousand shares (or 31% of our then outstanding common stock as of August 14, 2024) were subject to a further third-party pledge arrangement with a then significant stockholder of the Company. Upon learning of these transactions, the board of directors has appointed an independent committee of the board of directors (the “Special Committee”) and delegated to the Special Committee the authority to review these matters and determine action(s), if any, to be taken by the Company in response thereto. Additionally, the Company formed another committee of the board of directors (the “Trading Review Committee”) and delegated to the Trading Review Committee the authority to investigate and review the trading patterns of certain of the Company’s stockholders and determine action(s), if any, to be taken by the Company in response thereto. The Company values its stockholders and wants to have all available data at its disposal to act in its fiduciary capacity.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except for the Form 4 filed Andrew Regan on September 19, 2024 reporting a pledging of shares on June 14, 2024 and the sale of shares from July 2, 2024 to July 17, 2024. The delinquent filing was inadvertent.

Item 11. Executive Compensation

Fiscal 2024 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer and our principal financial officer, who constitute all of our executive officers, for fiscal 2024 and fiscal 2023. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY (1) ($)	STOCK AWARDS (2) ($)	OPTION AWARDS (3) ($)	NONEQUITY INCENTIVE PLAN COMPENSATIONS ($)	ALL OTHER COMPENSATION (4)	TOTAL ($)
David Tapolczay	2024	$558,578	$-	$58,800	$-	$-	$617,378
Chief Executive Officer and Director	2023	$139,933	$-	$1,203,239	$-	$-	$1,343,172
James Bligh, Interim Chief Financial Officer	2024	$438,060	$105,852	$132,300	$-	$16,732	$692,944
Adam Sragovicz (5)	2024	$143,333	$-	$-	$-	$103,300	$246,333
Chief Financial Officer	2023	$116,667	$410,743	$-	$-	$-	$527,410

(1)	Salaries converted from British Pounds to US Dollars based on the following exchange rate in effect as of December 31, 2024: 1.2549.

(2)	Reflects the grant date fair value of the 372 fully vested shares issued to Mr. Bligh in June 2024 to reflect his increased responsibilities as interim Chief Executive Officer, based on a stock price of $284 on the date of grant.

(3)	Reflects the grant date fair value of stock option awards for the applicable year computed in accordance with FASB ASC Topic 718. See Note 11 to the consolidated financial statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FASB ASC Topic 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(4)	The amounts shown for 2024 represent 401(k) matching contributions of $16,732 and $3,300 for Mr. Bligh and Mr. Sragovicz, respectively.

(5)	For Mr. Sragovicz, includes severance benefits of continued payment of his base salary, and subsidized health insurance premiums, for a period of four months after the effective date of his resignation.

Compensation Adjustments for 2024

Annual Base Salaries

We provide a base salary to retain and attract key executive talent and to align our compensation with market practices. Base salaries are reviewed and established by the Compensation Committee and the board of directors on a competitive basis each year to align with market levels.

In 2024, the board of directors (i) increased Dr. Tapolczay’s base salary by 3%, and (ii) increased Mr. Bligh’s base salary by £60,000 to compensate for his additional duties as Chief Financial Officer.

Equity Awards

The Compensation Committee believes that a competitive long-term incentive program is an important component of the compensation of our named executive officers because it: (i) enhances the retentive value of our compensation; (ii) rewards executives for increasing our stock price and developing long-term value; and (iii) provides executives with an opportunity for stock ownership to align their interests with those of our stockholders.

In November 2024, the board of directors, with the help of Aon, its independent compensation consultant, conducted a review of the long-term incentive opportunities for our named executive officers. Based on a review of each executive’s individual performance, Mr. Bligh’s additional duties as interim Chief Financial Officer, and the applicable market data, the board of directors approved the following stock option grants: (i) Dr. Tapolczay received a stock option to purchase 8,400 shares, and (ii) Mr. Bligh received a stock option to purchase 18,900 shares. Each stock option vests 50% of the grant date and 50% in three equal annual installments thereafter. Also, Mr. Bligh received a one-time grant of 372.72 full vested shares in June 2024, in recognition of his increased responsibilities as interim Chief Executive Officer. These grant levels have been adjusted to reflect the 1-for-100 reverse stock split on January 24, 2025.

Employment Agreements

We entered into an employment agreement with our chief executive officer on September 22, 2023, which was the closing date of the Business Combination. Mr. James Bligh is serving as the Company’s interim chief financial officer. These agreements are summarized below.

Dr. Tapolczay

On September 22, 2023, we entered into an employment agreement (the “Tapolczay Employment Agreement”) with Dr. Tapolczay, pursuant to which he serves as our Chief Executive Officer of and a member of our board of directors.

Under the Tapolczay Employment Agreement, Dr. Tapolczay is entitled to (i) an annual base salary of $550,000 increased to $566,500 effective November 1, 2024, and (ii) a target annual bonus opportunity equal to 50% of his base salary, payable based on the achievement of performance objectives as determined by our board of directors. In addition, the Tapolczay Employment Agreement provides that Dr. Tapolczay is entitled to receive a sign-on stock option award to purchase 0.40% of the shares of our Common Stock pursuant to the terms of the 2023 Stock Incentive Plan, which shall vest in equal annual installments on the first four anniversaries of the Business Combination. The Tapolczay Employment Agreement provides that if we terminate Dr. Tapolczay’s employment other than for cause or disability, or if he terminates his employment for good reason, in either case other than the change in control protection period (described below), he would be entitled to receive (i) continued payment of his annual base salary for 12 months following the date of termination, (ii) a lump sum payment of his annual cash performance bonus that had been earned by him for a completed fiscal year or other measuring period but that had not yet been paid to him as of the date of termination, (iii) a lump sum payment equal to his then target annual bonus opportunity, pro-rated based on the total number of days elapsed in the calendar year through the date of termination, (iv) payment or reimbursement of the COBRA premiums for him and his eligible dependents, or if COBRA is not available under our group health plan, a cash amount equal to such payments or reimbursements (in either case, less the premiums he was paying for such coverage while employed), until the earliest of (x) the last day of the applicable salary continuation period specified above, or (y) the date he becomes eligible for comparable health insurance coverage under a subsequent employer’s group health plan; and (v) accelerated vesting of such number of his unvested equity awards as would have vested had he remained employed during the 12-month period following his date of termination (provided, however, that, any equity awards that vest in whole or in part based on the attainment of performance-vesting conditions shall be governed by the terms of the applicable award agreement).

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

James Bligh

On November 15, 2024, Conduit Pharmaceuticals Limited and Conduit UK Management LTD., wholly-owned subsidiaries of the Company, entered into an amended and restated employment agreement (the “Bligh Employment Agreement”) with James Bligh, pursuant to which Mr. Bligh will continue to be employed by Conduit UK Management LTD. and continue to serve as the Interim Chief Financial Officer and Senior Vice President - Strategy of the Company. Under the Bligh Employment Agreement, Mr. Bligh will receive an annual base salary of £400,000 and will be entitled to a discretionary cash bonus of up to 40% of his base salary, subject to the achievement of certain milestones that may be established by the Board of Directors or a committee thereof, from time to time. Mr. Bligh is also entitled to reimbursement for reasonable out-of-pocket expenses incurred by him in the performance of his duties, subject to the terms of any expenses policy the Company may have.

The Bligh Employment Agreement requires at least six months’ advanced written notice for Mr. Bligh or Conduit UK Management LTD. to terminate Mr. Bligh’s employment, except in the case of a summary dismissal (as described in the Bligh Employment Agreement). However, Conduit UK Management LTD. may, at its sole discretion and by written notice, terminate Mr. Bligh’s employment immediately and provide compensation to Mr. Bligh for the unexpired portion of such notice period. The Bligh Employment Agreement replaces and supersedes the prior employment agreement between Conduit Pharmaceuticals Limited and Mr. Bligh.

Mr. Sragovicz

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

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards held by our named executive officers as of December 31, 2024, the end of our fiscal year. The option shares reported below have been adjusted to reflect the 1-for-100 reverse stock split on January 24, 2025.

	OPTION AWARDS
NAME	OPTION OR STOCK AWARD GRANT DATE		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
David Tapolczay	11/18/2024	(2)	4,200	4,200	$9.20	11/17/2034
	12/1/2023	(1)	745	2,236	551	11/30/2033
James Bligh	11/18/2024	(2)	9,450	9,450	$9.20	11/17/2034
	11/18/2024	(1)	559	1,677	551	11/30/2033

(1)	The stock option vests as to 1/4 of the underlying shares on each of the first four anniversaries of the vesting commencement date
(2)	The stock options vests 50% of the grant date and 50% in three equal annual installments thereafter

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

Subject to adjustment for stock splits or similar events, the 2023 Plan initially reserved 114,976 shares of Common Stock for issuance pursuant to awards, plus an annual increase on the first day of each calendar year beginning in 2024 and ending in 2033 equal to the lesser of (i) 5% of the shares of Common Stock outstanding on the last day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by our board of directors. The 2023 Plan was increased by 36,914 shares of common stock effective January 1, 2024, and by 69,240 shares of common stock effective January 1, 2025. On February 6, 2025, the Company filed a registration statement on Form S-8 that increased the number of shares of Common Stock available for issuance under the 2023 Plan by 69,240 shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides a summary of the securities authorized for issuance under our equity compensation plans as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders
2023 Plan	65,509	$81.52	84,885

Equity compensation plans not approved by security holders	-	-	-
Total	65,509	$81.52	84,885

Director Compensation

The following table sets forth the compensation we paid to our non-employee directors during fiscal 2024:

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)(2)	Option awards ($) (3)	All Other Compensation	TOTAL ($)

Faith L. Charles	$24,500	$31,400	$21,000	$-	$76,900
Chele Chiavacci Farley	$27,500	$133,352	$21,000	$-	$181,852
Freda Lewis-Hall	$40,250	$40,250	$21,000	$-	$101,500
Simon Fry	$-	$-	$21,000	$-	$21,000
Jennifer I. McNealey(4)	$11,875	$-	$-	$-	$11,875
Andrew Regan(5)	$-	$-	$-	$-	$-

(1)

Dr. Lewis-Hall elected to receive $40,250 of her cash fees in the form of fully vested shares, Ms. Chiavacci Farley elected to receive $27,500 of her cash fees in the form of fully vested shares, and Ms. Charles elected to receive $24,500 of her cash fees in the form of fully vested shares.

(2)	Reflects the grant date fair value of (i) the 372 fully vested shares issued to Ms. Chiavacci Farley in June 2024, based on a stock price of $284 on the date of grant, and (ii) the 750 fully vested shares issued to Ms. Charles in November 2024, based on a stock price of $9.20 on the date of grant.
(3)	Amounts in this column represents the aggregate grant date fair value, determined in accordance with FASB ASC Topic 718, of option awards granted to participating non-employee directors in 2024. For a description of the assumptions we used to calculate these amounts, see Note 11 to the consolidated financial statements included in this Annual Report.
(4)	On May 12, 2024, Ms. McNealey announced her resignation, due to personal reasons, as a member of the Board of Directors of the Company and from all committees on which she served, effective as of May 13, 2024. Ms. McNealey’s resignation was not due to any disagreement with management or the Company’s operations, policies or practices.
(5)	Dr. Regan waived his right to receive any compensation for services as a non-employee director of the Company, effective as of the closing of the Business Combination. As a result, Dr. Regan has not been paid any cash retainers or received any equity retainers since the closing date.

As of December 31, 2024, our non-employee directors held the following stock options:

	OPTION AWARDS
NAME	OPTION OR STOCK AWARD GRANT DATE		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Faith L. Charles	12/18/2024	(2)	-	4,200	$7.10	12/17/2034
	12/1/2023	(1)	217	433	551	11/30/2033
Chele Chiavacci Farley	12/18/2024	(2)	-	4,200	$7.10	12/17/2034
	12/1/2023	(1)	217	433	551	11/30/2033
Freda Lewis-Hall	12/18/2024	(2)	-	4,200	$7.10	12/17/2034
	12/1/2023	(1)	217	433	551	11/30/2033
Simon Fry	12/18/2024	(2)	-	4,200	$7.10	12/17/2034

(1)	The stock option vests as to 1/3 of the underlying shares on each of the first three anniversaries of the vesting commencement date
(2)	The stock options vests 100% of the underlying shares on the first anniversary of the vesting commencement date

Compensation Program for the Board of Directors

We adopted a compensation program for our board of directors, which became effective upon completion of the Business Combination, and was amended on November 15, 2024. Under the compensation program, the non-employee directors will receive the following annual cash retainers for their service on the board of directors and its committees:

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

In addition, each non-employee director who is initially elected or appointed to the board of directors will automatically be granted on the day of such first election or appointment a stock option to purchase 4,200 shares of our Common Stock (the “Initial Award”). Each Initial Award will vest and become exercisable in substantially equal installments on each of the first three anniversaries of the date of grant, subject to the non-employee director continuing in service on the board of directors through each such vesting date.

A non-employee director who is serving on the board of directors as of the date of any annual meeting after the effective date of the new program, and who will continue to serve as a non-employee director immediately following such meeting, will automatically be granted on the date of such annual meeting a stock option to purchase 4,200 shares of our Common Stock, which amount is pro-rated for new directors to reflect their service since the last annual meeting (the “Annual Award”). Each Annual Award will vest and become exercisable on the earlier of (i) the first anniversary of the date of grant, or (ii) the date immediately prior to the next annual meeting of the Company’s stockholders following the date of grant, subject to the non-employee director continuing in service on the board of directors through such vesting date.

Upon a change in control, all outstanding equity awards that are held by a non-employee director shall become fully vested and exercisable.

In 2024, the board of directors appointed Dr. Hall and Ms. Charles to serve on the Special Committee and approved an additional cash retainer of $7,500 for each of them to reflect her service on the Special Committee. In June 2024, the board of directors authorized the grant of a one-time additional equity retainer to Ms. Chiavacci Farley in the form of 372 fully vested shares to recognize the significant time she has devoted to the Company since September 2023, in her capacity as a member of the board, assisting and advising the Company on certain strategic transactions, financings and accounting matters. In November 2024, the board of directors authorized the grant of a one-time additional equity retainer to Ms. Charles in the form of 750 fully vested shares to recognize the significant time she has devoted to the Company since September 2023, in her capacity as a member of the board, assisting and advising the Company on certain strategic transactions and financings.

Board members who are also employees of the Company, such as Dr. Tapolczay and Mr. Bligh, are not eligible to participate in the non-employee director compensation program described above and did not receive any compensation for service on the board of directors. Moreover, Dr. Regan waived his right to receive any compensation under the program.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth beneficial ownership of the Company’s Common Stock as of March 28, 2025 by:

●	each person known to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company;

●	each of the Company’s executive officers and directors; and

●	all of the Company’s current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of March 28, 2025. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of March 28, 2025 or subject to restricted stock units that vest within 60 days of March 28, 2025 are considered outstanding and beneficially owned by the person holding such warrants, options, or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to the Company, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed in the table below is c/o Conduit Pharmaceuticals Inc., 4581 Tamiami Trail North, Suite 200 Naples, Florida 34103.

The beneficial ownership of our Common Stock is based on 6,662,755 shares of Common Stock issued and outstanding as of March 28, 2025, which number excludes the shares of Common Stock issuable upon exercise of the warrants. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of the shares shown to be beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of shares of Common Stock		% of Common Stock*
Directors and executive officers
James Bligh	10,381	(2)	*
Faith L. Charles	3,631	(3)	*
Chele Chiavacci Farley	5,914	(4)	*
Freda Lewis-Hall	34,836	(5)	*
Andrew Regan	302,926	(6)	4.55%
David Tapolczay	30,987	(7)	*
Simon Fry	2,000	(8)	*
All directors and executive officers as a group (6 individuals)	390,675		5.81%

*	Indicates beneficial ownership of less than 1%.

(1)	The table does not include Adam Sragovicz, the Company’s former Chief Financial Officer, who resigned effective May 15, 2024, and following such resignation, to the Company’s knowledge, did not beneficially own any securities of the Company.

(2)	Consists of (i) 372 shares of Common Stock and (ii) options to purchase 10,009 shares Common Stock that are currently exercisable. Excludes 11,127 unvested options to purchase shares of Common Stock that are not exercisable within 60 days.

(3)	Consists of (i) 3,415 shares of Common Stock and (ii) options to purchase 216 shares of Common Stock that are currently exercisable. Excludes 4,633 unvested options to purchase shares of Common Stock that are not exercisable within 60 days.

(4)	Consists of (i) 3,515 shares of Common Stock, (ii) warrants to purchase 2,183 shares of Common Stock and (iii) options to purchase 216 shares of Common Stock that are currently exercisable. Excludes 4,633 unvested options to purchase shares of Common Stock that are not exercisable within 60 days.

(5)

Includes 234,836 shares of Common Stock, of which (i) 4,379 are held directly by Dr. Lewis-Hall, (ii) 20,033 were issued to Intelmed LLC, of which Dr. Lewis-Hall is the Managing Director, (iii) 5,169 shares of Common Stock were received by Mr. Emerson Hall, Jr., Dr. Lewis-Hall’s spouse, and (iv) 216 are underlying options that are currently exercisable and are held directly by Dr. Lewis-Hall, (v) warrants to purchase 1,033 shares of Common Stock held directly by Dr. Lewis-Hall and (vi) warrants to purchase 4,006 shares of Common Stock held by Intelmed LLC. By virtue of this relationship with both Intelmed LLC and her spouse, Dr. Lewis-Hall may be deemed to share beneficial ownership of the securities held of record by Intelmed LLC and Mr. Emerson Hall, Jr. Dr. Lewis-Hall disclaims any such beneficial ownership except to the extent of her pecuniary interest therein. Excludes 4,633 unvested options to purchase shares of Common Stock that are not exercisable within 60 days. The business address of Intelmed LLC is 11421 Golden Eagle Court Naples, Florida 34120.

(6)	Consists of (i) 666 shares of Common Stock held directly by Dr. Regan, (ii) 300,484 shares of Common Stock held by Corvus Capital Limited, and (iii) 1,776 shares of Common Stock held by Algo Holdings, Inc. Dr. Regan is the Chief Executive Officer of Corvus Capital Limited and Algo Holdings, Inc. is a wholly owned subsidiary of Corvus Capital Limited. By virtue of this relationship, Dr. Regan may be deemed to share beneficial ownership of the securities held of record by Corvus Capital Limited and Algo Holdings, Inc. Dr. Regan disclaims any such beneficial ownership except to the extent of his pecuniary interest therein. Pursuant to a participation and inducement agreement with Nirland Limited, the 30,048 shares of Common Stock held by Corvus Capital Limited may, in certain circumstances, be subject to transfer to Nirland Limited and all such shares of Common Stock are subject to a pledge agreement with respect to such arrangement. The business address of Corvus Capital Limited is Floor 2, Willow House, Cricket Square PO Box 709 Grand Cayman KY1-1107, Cayman Islands.

(7)	Consists of (i) 20,033 shares received pursuant to the Agreement and Plan of Merger, dated as of November 8, 2022 and as amended on January 27, 2023 and May 11, 2023, by and among the Company, Conduit and the Merger Sub and (ii) options to purchase 4,945 shares of Common Stock that are currently exercisable and, (iii) warrants to purchase 6,009 shares of Common Stock. Excludes 6,436 options to purchase shares of Common Stock that are not exercisable within 60 days.

(8)	Consist of 2,000 shares of common stock and excludes 4,200 options to purchase shares of Common Stock that are not exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements with directors and executive officers described under the sections titled “Executive Compensation” and “Management,” the following is a description of each transaction since January 1, 2023 and each currently proposed transaction, in which:

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

Founder Shares

On November 16, 2021, the Sponsor, Murphy Canyon Acquisition Sponsor LLC, previously an affiliate of MURF, purchased an aggregate of 43,125 shares of Common Stock for the aggregate price of $25,000 (the “Founder Shares”). The Founder Shares included an aggregate of up to 7,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, or 10,062 shares if the underwriters’ over-allotment was exercised in full, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming that, in the IPO, the Sponsor only purchased Class A common stock consisting of (i) the Founder Shares and (ii) the 7,540 shares of Class A common stock included in the units purchased by the Sponsor in connection with the IPO (together, the “Private Shares”). As a result of the underwriters’ election to exercise their over-allotment option, on January 26, 2022, the Sponsor surrendered and forfeited 10,062 Founder Shares. Following such forfeiture, the Sponsor held 33,062 Founder Shares.

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

Private Units

Contemporaneously with the closing of the IPO and the exercise of the overallotment option, the Sponsor purchased an aggregate of 754,000 private units of MURF in a private placement at a price of $10.00 per private unit. Each private unit consists of one Private Share and one Private Warrant (the “Private Warrant”). The private units are identical to the units sold in the IPO except that the (a) the placement units and their component securities will not be transferable, assignable or saleable until October 22, 2023 except to permitted transferees and (b) the warrants and rights included as a component of the placement units, so long as they are held by the Sponsor or its permitted transferees, will be entitled to registration rights, respectively. Additionally, the warrants underlying the placement units contain a cashless exercise provision and shall be non-redeemable while held by the initial purchasers thereof or their permitted assignees. The Sponsor had agreed not to transfer, assign or sell any of the private units and underlying securities (except in connection with the same limited exceptions that the Private Shares may be transferred as described above) until after the Business Combination. In connection with completion of the Business Combination, the Sponsor transferred 45,000 placement units (15,000 each) to each of Mrs. Knuettell and Feinberg, former Directors of MURF, and Ms. Chiavacci Farley, former Director of MURF and current Director of Conduit.

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

PIPE Subscription Agreement

In September 2023, concurrently with the completion of the Business Combination, pursuant to the PIPE Subscription Agreement (the “PIPE Subscription Agreement “) for an aggregate purchase price of $20.0 million, the Company issued an aggregate of 20,000 shares of the Company’s Common Stock and PIPE Warrants (the “PIPE Warrants”) to purchase 20,000 shares of Company Common Stock. In conjunction with the execution of the PIPE Subscription Agreement, Corvus Capital and its affiliates entered into a participation and inducement agreement with the Private Placement Investor whereby Corvus agreed to provide certain payments and economic benefits to such investor in the event Corvus Capital sold or pledged in a debt transaction any of the shares it was receiving in the Business Combination. In certain circumstances, such investor may have a right to cause Corvus Capital to transfer certain of its shares to such investor.

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

The Company common stock and PIPE Warrants to purchase Company common stock issued pursuant to the PIPE Subscription Agreement were not registered under the Securities Act and were issued in reliance upon the exemption provided under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

On December 11, 2024, the warrants were modified to reduce the exercise price to $0.0883 and the warrants were exercised on December 31, 2024.

Consulting Agreement with Jack K. Heilbron

Jack K. Heilbron, who served as the MURF’s Chief Executive Officer, President, and Chairman of the board of directors until September 22, 2023, has entered into a Consulting Agreement (the “Consulting Agreement”) with the Company, which became effective upon the closing of the Business Combination. The Consulting Agreement provides that Mr. Heilbron will provide advisory and consulting services from time to time to the Company until September 22, 2024. Pursuant to the terms of the Consulting Agreement, Mr. Heilbron is entitled to rights as an observer to the Company’s board of directors. Mr. Heilbron is entitled to be paid $25,000 per calendar quarter for his consulting services and is also entitled to a stock option to purchase the number of shares of Common Stock determined by dividing (i) $300,000, by (ii) the per share Black-Scholes valuation as of the grant date, utilizing the same assumptions used in preparation of the financial statements, with the resulting quotient rounded down to the nearest whole share. Mr. Heilbron was award stock options to purchase 30,000 shares of Common Stock on December 1, 2023. As of December 31, 2024, and subsequent agreement between the parties, the Company has paid Mr. Heilbron approximately $25,000 and granted Mr. Heilbron 6,900 shares of the Company’s common stock.

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

Transactions with Corvus Capital Limited

Corvus Capital Limited (“Corvus Capital”) received 311,484 shares of our common stock, pursuant to the terms of the Merger Agreement, following the completion of the Business Combination. As of December 31, 2024, Corvus Capital owned 300,484 shares of our Common Stock directly and 1,776 shares of our Common Stock through its wholly-owned subsidiary Algo Holdings, Inc., or in the aggregate approximately 21.8% of the then outstanding shares of our Common Stock. Dr. Andrew Regan, the Chief Executive Officer of Corvus Capital and 100% ultimate beneficial owner, is also a member of our board of directors.

August 2024 Nirland Note

On August 6, 2024, the Company entered into a Senior Secured Promissory Note (the “August 2024 Nirland Note”) with Nirland, a related party of the Company, pursuant to which the Company issued and sold to Nirland the August 2024 Note in the original principal amount of $2,650,000, inclusive of a $500,000 original issuance discount. Refer to Note 7 for additional details.

On October 31, 2024, the Company and Nirland amended the August 2024 Nirland Note, whereby the August 2024 Nirland Note was amended to (i) provide for the conversion of the August 2024 Nirland Note into shares of Common Stock, at Nirland’s discretion, in a multiple of any unpaid amounts, if not otherwise previously paid, pursuant to the conversion rate contained therein, (ii) remove Nirland’s Mandatory Prepayment Right, and (iii) remove Nirland’s right of first refusal to participate in any future equity or debt offerings of the Company. The number of shares of Common Stock issuable upon conversion of any Conversion Amount pursuant to shall be determined by dividing (x) such conversion amount by (y) the conversion price. Conversion amount means two and one quarter times the sum of (x) portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest with respect to such portion of the principal amount, if any. Conversion price means, as of any conversion date or other date of determination, $10, subject to adjustment as provided within the amended agreement.

October 2024 Nirland Note

On October 28, 2024, the Company issued a promissory note (the “October 2024 Nirland Note”) to Nirland, a related party, in the original principal amount of $600,000 in exchange for funds in such amount. In connection with the October 2024 Nirland Note, the Company paid Nirland a 1% arrangement fee. The October 2024 Nirland Note bears interest at a rate of 12% per annum, is due and payable semi-annually in arrears, and matures on October 31, 2025. Refer to Note 8 for additional details.

Sarborg Agreement

On December 12, 2024, the Company entered into the Sarborg Agreement with Sarborg. Under the terms of the Sarborg Agreement, Sarborg will provide algorithmic and cybernetic technology services to Conduit, including the development of decision-support tools and advanced cybernetic systems tailored to enhance Conduit’s decision-making processes and maximize the value of its pharmaceutical asset portfolio.

Sarborg will perform the services to Conduit comprised of three phases: the Initial Phase (0-24 weeks) focuses on establishing a foundation for collaboration and aligning Sarborg’s services with Conduit’s strategic goals; the Development Phase (24-36 weeks) involves building technological infrastructure, including dashboards and predictive models; and the Ongoing Services Phase (36-52 weeks) ensures the sustained functionality and relevance of Sarborg’s deliverables while supporting Conduit’s growth through iterative improvements and updates. Sarborg will create specific deliverables, including reports, computer programs, software applications, APIs, mobile applications, source code, written technical specifications and designs, operating and maintenance manuals, and other recorded data and information arising from or relating to the services. Sarborg will provide all necessary resources to perform the services and deliver the deliverables in accordance with the Sarborg Agreement.

The Sarborg Agreement has an initial term of twelve months, commencing on the effective date, and may be renewed or extended upon mutual written agreement of the parties. Either party may terminate the Sarborg Agreement for any reason upon ninety days’ written notice or immediately upon written notice if the other party breaches any material term of the Sarborg Agreement and fails to cure such breach within thirty days or becomes insolvent, files for bankruptcy, or is placed under the control of a receiver, trustee, or similar authority.

In consideration of the services, Conduit has agreed to pay Sarborg an initial cash payment of $200,000 and $200,000 payable through the issuance of 22,727 shares of common stock, determined by the closing price on the day preceding the execution of the Sarborg Agreement. Further milestone payments payable in conjunction with the achievement of certain milestones over the term of the Sarborg Agreement, totaling up to $1,800,000, are payable in cash or shares, at the discretion of Conduit. Sarborg will be reimbursed for pre-approved, necessary, and reasonable out-of-pocket expenses directly incurred in connection with the performance of the services.

The Sarborg Agreement includes provisions for the ownership and use of intellectual property. Sarborg will own its pre-existing intellectual property rights, including proprietary tools and methodologies used in the performance of the services. Conduit will own all deliverables resulting from the services performed by Sarborg under the Sarborg Agreement.

The Sarborg Agreement provides Sarborg with registration rights for any common stock of Conduit that Sarborg receives as consideration under the Sarborg Agreement. Conduit must use commercially reasonable efforts to prepare and file a registration statement covering the resale of the common stock within sixty days after the issuance of the shares to Sarborg. The Company must cause the registration statement covering such shares to become effective withing ninety days of the filing of the registration statement. The Sarborg Agreement also includes confidentiality obligations, representations and warranties, indemnification, limitation of liability, and insurance requirements.

Dr. Andrew Regan, a member of Conduit’s board of directors, also sits on the board of directors of Sarborg.

Directors and Officers

Certain of the individuals that serve as members of our board of directors since completion of the Business Combination have relationships with MURF, Old Conduit, and/or one of their respective stockholders. Dr. Freda Lewis-Hall, the Chairperson of our board of directors, was an indirect shareholder of Conduit and indirectly received 2,003 shares of our Common Stock upon completion of the Business Combination. Dr. David Tapolczay, our Chief Executive Officer and a member of our board of directors, was a shareholder of Old Conduit and received 2,003 shares of our Common Stock upon completion of the Business Combination. Dr. Tapolczay is also a director of Old Conduit. Dr. Andrew Regan, a member of our board of directors, is a director of Old Conduit and received 67 shares of our Common Stock upon completion of the Business Combination. James Bligh, a member of our board of directors and interim chief financial officer, was an employee of Old Conduit and currently serves as a member of its board of directors. Faith L. Charles, a member of our board of directors, is a partner at Thompson Hine LLP, a law firm that provides legal services to us.

On April 22, 2024, the Company issued in a private placement common stock purchase warrants (the “April Warrants”) to third parties, including certain directors, to purchase up to an aggregate of 9,077 shares of the Company’s common stock, in exchange for entering into a lock-up with respect to the shares of common stock held by such holder and for such directors, $12.50 per warrant. The April Warrants are not exercisable until one year after their date of issuance. Each April Warrant is exercisable into one share of the Company’s common stock at a price per share of $312 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the April Warrants. The issuance of the April Warrants were made in reliance on the exemption from registration provided by Section 4(a)(3) of the Securities Act, and/or Regulation D promulgated thereunder.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2024 totaled approximately $341,200, and for the year ended December 31, 2023 totaled approximately $440,200.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Audit related fees primarily include review of regulatory documents filed with the SEC. For the year ended December 31, 2024, we paid Marcum audit-related fees totaling approximately $120,170. For the year ended December 31, 2023, we paid Marcum audit-related fees totaling approximately $118,525.

Tax Fees. Tax fees consists of fees billed for tax compliance, tax planning and tax advice. We paid Marcum tax fees for the year ended December 31, 2024 totaling approximately $83,405. We did not pay Marcum tax fees for the year ended December 31, 2023.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2024 or December 31, 2023.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this annual report:

1.	Financial Statements: (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2.	Financial Statement Schedule: (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto).

3.	Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger Agreement dated as of November 8, 2022, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-1 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).

2.2	Amendment to Agreement and Plan of Merger dated as of January 27, 2023, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-2 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).

2.3	Second Amendment to Agreement and Plan of Merger dated as of May 11, 2023, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-3 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2023, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 29, 2023, and incorporated herein by reference).

3.3	Amendment No.1 to the Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 19, 2024, and incorporated herein by reference)

3.4	Certificate of Amendment filed with the Delaware Secretary of State on January 22, 2025 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2025, and incorporated herein by reference).

4.1*	Description of Registered Securities

4.2	Form of Senior Secured Promissory Note (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2024, and incorporated herein by reference).

4.4	Form of Warrant (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2024, and incorporated herein by reference).

4.5	Nirland Note (Filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 1, 2024, and incorporated herein by reference).

4.6	Amendment to the Senior Secured Promissory Note and Security Agreement, dated October 31, 2024, between Nirland Limited and Conduit Pharmaceuticals Inc. (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on November 1, 2024, and incorporated herein by reference).

4.7	Convertible Promissory Note, dated November 25, 2024, between Conduit Pharmaceuticals Inc. and A.G.P./Alliance Global Partners (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 25, 2024, and incorporated herein by reference).

4.8	Second Amendment to the Senior Secured Promissory Note, dated November 22, 2024, between Conduit Pharmaceuticals Inc. and Nirland Limited (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 25, 2024, and incorporated herein by reference).

10.1	Letter Agreement, dated February 2, 2022, among Murphy Canyon Acquisition Corp., Murphy Canyon Acquisition Sponsor, LLC, and each of the executive officers and directors of Murphy Canyon Acquisition Corp. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2022, and incorporated herein by reference).

10.2	Underwriting Agreement (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed February 8, 2022, and incorporated herein by reference).

10.3	Promissory Note, dated November 4, 2021, issued to Murphy Canyon Acquisition Sponsor, LLC, by Murphy Canyon Acquisition Corp. (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-262036) filed on January 6, 2022, and incorporated herein by reference).

10.4	Investment Management Trust Agreement, dated February 2, 2022, between Murphy Canyon Acquisition Corp. and Wilmington Trust Company (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 2, 2022, and incorporated herein by reference).

10.5	Registration Rights Agreement, dated February 2, 2022, among Murphy Canyon Acquisition Corp. and certain securityholders (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 2, 2022, and incorporated herein by reference)

10.6	Securities Subscription Agreement, dated November 4, 2021, between Murphy Canyon Acquisition Corp. and Murphy Canyon Acquisition Sponsor, LLC (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-262036) filed on January 6, 2022, and incorporated herein by reference).

10.7	Placement Unit Purchase Agreement, dated February 2, 2022, between Murphy Canyon Acquisition Corp. and Murphy Canyon Acquisition Sponsor, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 8, 2022, and incorporated herein by reference).

10.8	Form of Conduit Pharmaceuticals Inc. Indemnity Agreement (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 29, 2023, and incorporated herein by reference).

10.9	Administrative Support Agreement, dated February 2, 2022, by and between Murphy Canyon Acquisition Corp. and Murphy Canyon Management Group, Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 8, 2022, and incorporated herein by reference).

10.10	Form of Lock-Up Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference).

10.11	Sponsor Support Agreement, dated as of November 8, 2022, by and among Murphy Canyon Acquisition Corp. and each of the Persons set forth on Schedule I attached thereto (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference).

10.12	Shareholder Support Agreement dated as of November 8, 2022, by and among Murphy Canyon Acquisition Corp., Conduit Pharmaceuticals Limited and each of the Persons set forth on Schedule I attached thereto (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 14, 2022, and incorporated herein by reference).

10.13	Form of Amended and Restated Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2023, and incorporated herein by reference).

10.14	Form of Note, issued March 7, 2023, by and between Murphy Canyon Acquisition Corp. and Murphy Canyon Acquisition Sponsor, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 7, 2023, and incorporated herein by reference).

10.15	Form of Subscription Agreement between Murphy Canyon Acquisition Corp. and the investor named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2023, and incorporated herein by reference).

10.16	Form of PIPE Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2023, and incorporated herein by reference).

10.17#	Conduit Pharmaceuticals Inc. 2023 Stock Incentive Plan (filed as Annex C to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).

10.18#	Form of Stock Option Agreement under Conduit Pharmaceuticals Inc. 2023 Stock Incentive Plan (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.19#	Form of Employment Agreement with David Tapolczay (filed as Exhibit 10.17 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-271903) filed on July 28, 2023, and incorporated herein by reference).

10.22+	AZD1656 Project Funding Agreement For Use In Renal Transplant between St George Street Capital Limited and Conduit Pharmaceuticals Limited, dated November 2, 2022 (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.23+	AZD1656 Project Funding Agreement For Use In Preterm Labor between St George Street Capital Limited and Conduit Pharmaceuticals Limited, dated November 2, 2022 (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.24+	AZD1656 Project Funding Agreement For Use In Hashimoto’s Thyroiditis between St George Street Capital Limited and Conduit Pharmaceuticals Limited, dated November 2, 2022 (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.25+	AZD1656 Project Funding Agreement For Use In Uveitis between St George Street Capital Limited and Conduit Pharmaceuticals Limited, dated November 2, 2022 (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.26+	AZD5904 Project Funding Agreement between St George Street Capital Limited and Conduit Pharmaceuticals Limited, dated November 2, 2022 (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.27#	Consulting Agreement between with Jack Heilbron and Murphy Canyon Acquisition Corp. (filed as Exhibit 10.24 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-271903) filed on July 11, 2023, and incorporated herein by reference).

10.28#	Form of Non-Employee Director Compensation Program (filed as Exhibit 10.26 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-271903) filed on July 28, 2023, and incorporated herein by reference).

10.29	Separation Agreement, dated May 12, 2024, between Mr. Sragovicz and Conduit Pharmaceuticals Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2024, and incorporated herein by reference).

10.30	Security Agreement, dated August 6, 2024, between Nirland Limited and Conduit Pharmaceuticals Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2024, and incorporated herein by reference).

10.31	Convertible Promissory Note between Conduit Pharmaceuticals Limited and Vrezh and Sharon Lee Isayan, dated March 20, 2023 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2024, and incorporated herein by reference).

10.32	Bridge Loan Agreement, dated October 29, 2024, between A.G.P./Alliance Global Partners and Conduit Pharmaceuticals (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2024, and incorporated herein by reference).

10.33#	Employment Agreement, dated November 15, 2024, between James Bligh, Conduit Pharmaceuticals Limited and Conduit UK Management LTD. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 19, 2024, and incorporated herein by reference).

10.34	Services Agreement dated December 12, 2024, between Conduit Pharmaceuticals Inc. and SARBORG Limited. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2024, and incorporated herein by reference).

19.1*	Conduit Pharmaceuticals, Inc. Insider Trading Policy

21.1	Subsidiaries of Conduit Pharmaceuticals Limited (filed as Exhibit 21.1 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-271903) filed on July 28, 2023, and incorporated herein by reference).

23.1*	Consent of Marcum LLP, independent public accounting firm of Conduit Pharmaceuticals Inc.

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1§	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2§	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Conduit Pharmaceuticals, Inc. Compensation Recovery Policy (filed as Exhibit 97.1 to the Registrant’s Annual Report filed on April 16, 2024, and incorporated herein by reference).

101.INS*	Inline XBRL Instance Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

CONDUIT PHARMACEUTICALS INC.

Date: March 28, 2025	By:	/s/ David Tapolczay
	Name:	David Tapolczay
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Tapolczay and James Bligh, and each of them, as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Tapolczay	Chief Executive Officer and Director	March 28, 2025
David Tapolczay	(Principal Executive Officer)

/s/ James Bligh	Interim Chief Financial Officer	March 28, 2025
Jamie Bligh	(Principal Financial Officer and Principal Accounting Officer)

/s/ Freda Lewis-Hall	Director and Chairperson of the Board of Directors	March 28, 2025
Freda Lewis-Hall

/s/ James Bligh	Director	March 28, 2025
James Bligh

/s/ Faith L. Charles	Director	March 28, 2025
Faith L. Charles

/s/ Chele Chiavacci Farley	Director	March 28, 2025
Chele Chiavacci Farley

/s/ Simon Fry	Director	March 28, 2025
Simon Fry

/s/ Andrew Regan	Director	March 28, 2025
Andrew Regan

CONDUIT PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Conduit Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Conduit Pharmaceuticals Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Morristown, NJ

March 28, 2025

CONDUIT PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$554	$4,228
Prepaid expenses	2,161	1,505
Total current assets	2,715	5,733
Operating lease right-of-use assets. net	263	-
Property, plant and equipment, net	40	-
Prepaid expenses and other long-term assets	1,175	1,491
Total assets	$4,193	$7,224
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,428	$215
Accrued expenses and other current liabilities	1,963	601
Operating lease liability, current portion	119	-
Convertible promissory note payable	800	800
Convertible promissory notes payable at fair value	2,985	-
Convertible promissory notes payable at fair value – related parties	2,871	-
Notes payable	150	185
Notes payable – related parties	425	-
Total current liabilities	10,741	1,801
Operating lease liability, non-current portion	107	-
Derivative warrant liability	138	142
Deferred commission payable	-	5,738
Total liabilities	10,986	7,681

Commitments and contingencies (see note 15)

Stockholders’ deficit
Common stock, par value $0.0001; 250,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively, 1,384,801 shares and 738,295 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	14	7
Preferred stock, par value $0.0001; 1,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; nil shares issued and outstanding at December 31, 2024 and December 31, 2023	-	-
Additional paid-in capital	21,880	10,424
Accumulated deficit	(29,101)	(11,299)
Accumulated other comprehensive income	414	411
Total stockholders’ deficit	(6,793)	(457)
Total liabilities and stockholders’ deficit	$4,193	$7,224

The accompanying notes are an integral part of these consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share amounts and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development expenses	$3,378	$90
General and administrative expenses	12,041	5,172
Total operating costs and expenses	15,419	5,262
Operating loss	(15,419)	(5,262)
Other income (expenses):
Other income (expense), net	(890)	4,923
Interest income	13	15
Interest expense, net	(1,506)	(211)
Total other (expense) income, net	(2,383)	4,727
Net income (loss)	$(17,802)	$(535)
Less: Change in fair value and income impact of option liabilities	-	(5,521)
Net income (loss) - diluted	(17,802)	(6,056)
Basic earnings/(net loss) per share	$(20.53)	$(0.79)
Diluted earnings/(net loss) per share	$(20.53)	$(8.92)
Basic weighted-average common shares outstanding	867,096	669,739
Diluted weighted-average common shares outstanding	867,096	678,939
Comprehensive income (loss):
Foreign currency translation adjustment	3	(264)
Total comprehensive income (loss)	$(17,799)	$(799)

The accompanying notes are an integral part of these consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit
Balance at January 1, 2023	20	$-	$-	$(10,764)	$675	$(10,089)
Retroactive application of Merger	646,244	6	(6)	-	-	-
Reclassification of additional paid-in-capital**	-	-	6	(6)	-	-
Adjusted Balances, beginning of period*	646,264	$6	$-	$(10,770)	$675	$(10,089)
Reclassification of additional paid-in-capital ***	-	-	(6)	6	-	-
Issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes on the Closing Date (Note 2)	3,735	-	3,685	-	-	3,685
Issuance of common stock upon conversion of MURF Class A & Class B common stock in connection with merger (Note 2)	41,183	1	(15,219)	-	-	(15,218)
Issuance of Conduit Pharmaceuticals Inc. common stock in connection with PIPE Financing (Note 2)	20,000	-	19,779	-	-	19,779
Issuance of Conduit Pharmaceuticals Inc. common stock to Cizzle Biotechnology Holding PLC	3,955	-	151	-	-	151
Issuance of Conduit Pharmaceuticals Inc. common stock to Vela Technologies PLC	10,158	-	544	-	-	544
Issuance of Conduit Pharmaceuticals Inc. common stock to an advisor for services directly related to the Merger (Note 2)	13,000	-	-	-	-	-
Reduction of excise tax liability associated with the Merger (Note2)	-	-	1,141			1,141
Capital contribution - related party	-	-	150	-	-	150
Stock-based compensation	-	-	199	-	-	199
Foreign currency translation adjustment	-	-	-		(264)	(264)
Net loss	-	-	-	(535)	-	(535)
Balance at December 31, 2023	738,295	$7	$10,424	$(11,299)	$411	$(457)

*	Shares of legacy common stock have been retroactively restated to give effect to the Merger.
**	Reclassification is made as additional paid-in capital cannot be presented as a negative for either its beginning or ending balance.
***	Reclassification is made as the impact of the retroactive application of the Merger can be shown as a reduction to additional paid-in capital during the period as presenting the reduction does not result in additional paid-in capital being presented as a negative for its ending balance.

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit

Balance at January 1, 2024	738,295	$7	$10,424	$(11,299)	$411	$(457)
Correction of immaterial error related to franchise tax expense	-	-	144			144
Issuance of Common Stock for services	19,500	-	242	-	-	242
Issuance of Common Stock upon vesting of restricted stock units	745	-	-	-	-	-
Issuance of Common Stock for note payable	95,045	2	995	-	-	997
Issuance of Common Stock for licensing right	125,000	1	1,567	-	-	1,568
Issuance of Common Stock under the ATM Program	323,273	3	3,218	-	-	3,221
Issuance of Common Stock in Exchange for Debt Modification	39,193	1	488	-	-	489
Issuance of Common Stock upon Exercise of Conversion Option	23,000	-	92	-	-	92
Issuance of Warrants	-	-	2,890	-	-	2,890
Issuance of Common Stock Upon Exercise of Warrants	20,000	-	188	-	-	188
Stock-based compensation	750	-	1,632	-	-	1,632
Foreign currency translation adjustment	-	-	-	-	3	3
Net loss	-	-	-	(17,802)	-	(17,802)
Balance at December 31, 2024	1,384,801	$14	$21,880	$(29,101)	$414	$(6,793)

The accompanying notes are an integral part of these consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,802)	$(535)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of Cizzle option	-	(1,280)
Gain on change in fair value of Vela option	-	(970)
Loss on issuance of Vela option	-	987
Change in reserve for related party uncollectible loan	-	(240)
Loss on debt extinguishment, net	707	-
Loss on related party loan forgiveness	-	12
Realized gain on short-term investments	(8)	-
Unrealized foreign exchange gain	13	(39)
Loss (gain) on change in fair value of convertible notes payable	(2,018)	426
Gain on change in FV of the warrants	(221)	(81)
Non-cash reduction of deferred income upon exercise of option liability	-	(4,254)
Loss on issuance of warrants	2,710	-
Non-cash lease expense	89	-
Stock-based compensation expense	1,632	199
Issuance of Common Stock for licensing right	1,568	-
Non-cash interest expense	536	87
Depreciation expense	10	-
Amortization of financed Directors and Officers insurance	1,666	479
Amortization Expense	447	-
Amortization of debt discount	929	-
Issuance of common stock for services	202	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,273)	(990)
Accounts payable	1,225	215
Accrued expenses and other current liabilities	1,030	(1,746)
Lease liability	(124)	-
Intangible assets	-	5
Net cash flows from operating activities	(9,682)	(7,725)
Cash flows from investing activities:
Issuance of loan - related party	-	(357)
Purchases of property and equipment	(51)	-
Purchases of short-term investments	(490)	-
Proceeds from the sale of short-term investments	498	-
Proceeds from issuance of option	-	497
Proceeds from loan repayment - related party	-	585
Net cash flows from investing activities	(43)	725
Cash flows from financing activities:
Proceeds from Merger and related PIPE Financing, net of transaction costs	-	8,493
Proceeds from the issuance of notes payable – related parties	2,626	-
Proceeds from the issuance of notes payable – related parties	600	-
Capital contribution - related party	-	150
Proceeds from issuance of common shares related to ATM program	3,328	-
Exercise of warrants	176	-
Repayment of notes payable	(776)	-
Proceeds from issuance of warrants	113	-
Proceeds from issuance of convertible promissory note payable, carried at cost	-	2,286
Net cash flows from financing activities	6,067	10,929
Net change in cash and cash equivalents before effect of exchange rate changes	(3,658)	3,929
Effect of exchange rate changes on cash and cash equivalents	(16)	299
Net change in cash	(3,674)	4,228
Cash and cash equivalents at beginning of period	4,228	-
Cash and cash equivalents at end of period	$554	$4,228

Non-cash investing and financing activities
Right of Use Asset obtained in exchange for Operating Lease Liabilities	$352	$-
Correction of immaterial error related to franchise tax expense	$144	$-
Issuance of Common Stock upon exercise of conversion option	$92	$-
Issuance of Common Stock in exchange for debt extension	$489	$-
Conversion of deferred commission payable to convertible promissory note	$5,378	$-
Issuance of Conduit Pharmaceuticals Inc. common stock to Cizzle Biotechnology Holding PLC upon exercise of option	$-	$151
Issuance of Conduit Pharmaceuticals Inc. common stock to Vela Technologies PLC upon exercise of option	$-	$544
Exchange of Conduit Pharmaceuticals Limited convertible notes for shares of Conduit Pharmaceuticals Inc. common stock in connection with the Merger	$-	$3,685
Deferred Underwriting Costs	$-	$5,738
Prepaid expense of directors and officers insurance paid out of PIPE financings proceeds in connection with the Merger	$-	$2,253
Accumulated deficit assumed to APIC as a result of the business combination	$-	$6,124
Initial value of warrant liabilities issued in connection with PIPE Financing	$-	$223
Non-Cash Assets Assumed in the Merger Financing	$-	91
Non-Cash Liabilities Assumed in the Merger Financing	$-	124
Supplemental Cash Disclosures
Cash paid for interest	$80	124

The accompanying notes are an integral part of these consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies

Conduit Pharmaceuticals Inc., a Delaware corporation (“Conduit” or the “Company”), is a clinical-stage specialty biopharmaceutical company that was formed to facilitate the development and commercialization of clinical assets. The Company has developed a unique business model that allows it to act as a conduit to bring clinical assets from pharmaceutical companies and develop new treatments for patients. Our novel approach addresses unmet medical needs and lengthens the intellectual property for our existing assets through cutting-edge solid-form technology with the expectation of commercializing these products with life science companies. Our initial development plan is to conduct a Phase II clinical trial on AZD1656 in Lupus (including Lupus Nephritis) and ANCA Vasculitis (AAV). We anticipate developing our Initial Pipeline (which has already undergone pre-clinical and clinical trials) through the Phase II stage and then monetizing such clinical assets through a license, royalty, or other transaction at this stage. At this time, we do not expect that we will commercialize any clinical assets or seek marketing approval from the FDA (or similar organizations) as we intend to enter into agreements with third parties following Phase II clinical trials for each such clinical asset that would provide that such third party would pursue the further development, commercialization, and marketing of such assets.

Merger Agreement

On September 22, 2023 (the “Closing Date”), a merger transaction between Conduit Pharmaceuticals Limited (“Old Conduit”), Murphy Canyon Acquisition Corp (“MURF”) and Conduit Merger Sub, Inc., a Cayman Islands exempted company and a wholly owned subsidiary of MURF (“Merger Sub”), was completed (the “Merger”, see Note 2) pursuant to the initial merger agreement dated November 8, 2022 and subsequent amendments to the merger agreement dated January 27, 2023 and May 11, 2023 (together, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on the Closing Date, (i) Merger Sub merged with and into Old Conduit, with Old Conduit surviving the merger as a wholly-owned subsidiary of MURF, and (ii) MURF changed its name from Murphy Canyon Acquisition Corp. to Conduit Pharmaceuticals Inc. The common stock of the Company (the “Common Stock”) commenced trading on The Nasdaq Global Market under the symbol “CDT” on September 25, 2023, and the Company’s warrants commenced trading on The Nasdaq Capital Market under the symbol “CDTTW” on September 25, 2023. On March 7, 2025, the Company filed an application to list our Common Stock on The Nasdaq Capital Market as part of our plan to regain compliance with all NASDAQ rules. See Note 20 for additional details.

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

Liquidity and Going Concern

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has generated significant losses and as of December 31, 2024, the Company had an accumulated deficit of $29.1 million. As of December 31, 2024 and December 31, 2023, the Company had cash and cash equivalents and short-term investments of $0.6 million and $4.2 million, respectively. For the year ended December 31, 2024 and 2023, the Company had net operating losses of $15.4 million and $5.3 million, respectively, and cash used in operating activities of $9.7 million and $7.7 million, respectively. Management has determined that it does not have sufficient cash and other sources of liquidity to fund its current business plan. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for at least the next 12 months from the financial statement filing date.

The Company’s expectation is to generate operating losses and negative operating cash flows in the future and will need additional funding to support its current business plan in addition to the remaining at the market offering program (the “Sales Agreement”) of $12.0 million (See Note 20), as of the financial statement release date. Management’s plans to alleviate the conditions that raise substantial doubt through the pursuit of additional cash resources through public or private equity or debt financings. However, there is no assurance that such funding will be available when needed or on acceptable terms. If additional funding is not available when required, the Company would need to delay or curtail its operations and its research and development activities until such funding is received, all of which could have a material adverse effect on the Company and its financial condition.

These financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Reverse Stock Split

On January 24, 2025, the Company amended its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effect a 1-for-100 reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). As a result of the reverse stock split, every 100 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. All historical share and per-share amounts reflected throughout the accompanying consolidated financial statements and other financial information in this Annual Report on Form 10-K have been retroactively adjusted to reflect the 2025 Reverse Stock Split as if the split occurred as of the earliest period presented. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split were entitled to a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing price per share of the common stock (as adjusted to give effect to the Reverse Stock Split) on The Nasdaq Global Market on January 24, 2025.

Other Risks and Uncertainties

The Company is subject to risks common to companies in the development stage and pharmaceutical industry including, but not limited to, uncertainties related to pre-clinical and clinical outcomes competitor products, regulatory approvals, dependence on key products, dependence on key suppliers and protection of intellectual property rights (see note 15 for details on a claim against our AZD 1656 co-crystal patent). Clinical assets currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance and reporting capabilities. Even if the Company’s efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from royalties or product sales.

The Company licenses clinical assets from AstraZeneca. See Note 10. If there is a breach or other termination of such agreements, there could be a material adverse effect on the Company’s business, financial condition, operating results, and prospects.

The Company is also subject to risks associated with the Nasdaq Stock Market Correspondence and Subsequent Nasdaq Capital Market Listing. See note 20 for further details.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are primarily maintained with major financial institutions in the United States, United Kingdom, and Switzerland. The Company considers cash equivalents to be short-term, highly liquid investments that (a) are readily convertible into known amounts of cash, (b) are traded and held for cash management purposes, and (c) have original maturities of three months or less at the time of purchase. The Switzerland bank accounts holding cash balances are uninsured, and the UK bank account, with a year-end balance of approximately £100,000 (or approximately $125,000) exceeds the country’s deposit limit of £85,000 (approximately $107,000). The Company’s US depository bank participates in the Demand Deposit Marketplace program, insuring deposits up to $10 million by sweeping amounts in excess of the $250,000 deposit insurance limit among participating banks. The Company has not experienced any losses on any accounts through the year ended December 31, 2024.

The Company had $0.6 million and $4.2 million in cash and cash equivalents on hand as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, $0.2 million of the Company’s $0.6 million cash and cash equivalents balance was invested in money market funds. The money market funds do not have significant liquidity restrictions that would require the exclusion from cash and cash equivalents.

Property, Plant and Equipment

Property, plant and equipment are initially recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the life of the lease, if shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in other income or expense for the period. As of December 31, 2024, property, plant and equipment primarily consisted of leasehold improvements.

Leases

In accordance with ASC 842, Leases (ASC 842), the Company records a right-of-use (ROU) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classifies them as either operating or finance leases.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present and the classification of the lease including whether the contract involves the use of a distinct identified asset, whether the Company obtains the right to substantially all the economic benefit from the use of the asset, and whether the Company has the right to direct the use of the asset. Leases with a term greater than one year are recognized on the balance sheet as ROU assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less under practical expedient in paragraph ASC 842-20-25-2. For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration, and to account for the lease and non-lease components as a single lease component.

Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The implicit rate within our operating leases is generally not determinable and, therefore, the Company uses the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. The Company determines the incremental borrowing rate for each lease using our estimated borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The operating lease ROU asset also includes any lease prepayments, offset by lease incentives.

An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.

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

The Company’s Level 1 assets consist of cash and cash equivalents, including money market funds, in the accompanying balance sheets and the value of accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities.

As of December 31, 2024, the Company has two financial liabilities, warrant liabilities for which the fair value is determined based on Level 2 and Level 3 inputs, and convertible debt carried at fair value for which the fair value is determined based on Level 3 input. The Level 2 inputs are valued based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar instruments in active markets. The level 3 inputs as such inputs are based on unobservable inputs and require significant judgement. As of December 31 2023, the Company has one financial liability, a warrant liability for which the fair value is determined based on Level 2 inputs as such inputs are valued based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar instruments in active markets. See Note 3 for further information on the Company’s financial liabilities carried at fair value.

Fair Value Option

The Company has elected the fair value measurement option for convertible debt with embedded derivatives that would otherwise require bifurcation and has recorded the entire hybrid financial instrument at fair value under the guidance in ASC 825, Financial Instruments. As a result, the August 2024 Nirland Note was recorded at fair value subsequent to the Second Amendment and the A.G.P. Convertible Note was recorded at fair value upon issuance. The notes will subsequently be remeasured at fair value each reporting date until settled or converted. The Company reports interest expense, including accrued interest, related to the convertible debt under the fair value option, separately from within the change in fair value of the convertible debt in the accompanying consolidated statement of operations and comprehensive income (loss). Any changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income. During the year ended December 31, 2024, the Company did not record any changes in fair value related to instrument-specific credit risk.

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the research and development of our clinical assets and programs, see Note 10 for further discussion of research and development expense. Conduit holds all licenses to conduct clinical research through a third-party pharmaceutical company. The Company expenses research and development costs and intangible assets acquired that have no alternative future use as incurred. These expenses include:

●	expenses incurred under agreements with organizations that support the Company’s drug discovery and development activities;
●	expenses incurred in connection with the preclinical and clinical development of the Company’s clinical assets and programs, including under agreements with contract research organizations, or CROs;
●	costs related to contract manufacturing organizations, or CMOs, that are primarily engaged to provide drug substance and product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct the Company’s clinical trials, nonclinical studies and other scientific development services;
●	the costs of acquiring and manufacturing nonclinical and clinical trial materials, including manufacturing registration and validation batches;
●	employee-related expenses, including salaries, related benefits and equity-based compensation expense, for employees engaged in research and development functions;
●	acquisition costs related to the purchase of licensed intellectual property;
●	costs related to compliance with quality and regulatory requirements;
●	payments made under third-party licensing agreements; and
●	direct and allocated costs related to facilities, information technology, personnel and other overhead.

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

The Equity Classified Warrants are recorded in stockholders’ deficit and the Liability Classified Warrants are recorded as liabilities in the Consolidated Balance Sheet. The Liability Classified Warrants are remeasured each period with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which enhances the segment disclosure requirements for public entities on an annual and interim basis. Under this proposal, public entities are required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss. Additionally, current annual disclosures about a reportable segment’s profit or loss and assets will be required on an interim basis. Entities are also required to disclose information about the CODM’s title and position at the Company along with an explanation of how the CODM uses the reported measures of segment profit or loss in their assessment of segment performance and deciding whether how to allocate resources. Finally, ASU 2023-07 requires all segment disclosures for public entities, even those with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. As of December 31, 2024, the Company only has one reportable segment. The Company adopted this accounting standard as of January 1, 2024. See Note 19 for the Company’s segments disclosures.

Recently Issued Accounting Standards Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statements of operations and comprehensive income (loss). The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

2. Merger and Financing

As discussed in Note 1 – Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies, on September 22, 2023, the Company and MURF completed the Merger. Upon the closing of the Merger, the following occurred:

●	Each share of Old Conduit common stock issued and outstanding immediately prior to the closing of the Merger, which totaled 2,000 shares, was exchanged for the right to receive 323 shares of the Company’s Common Stock (“Common Stock”) resulting in the issuance of 646,264 shares of Conduit Pharmaceuticals, Inc. Common Stock.

●	In addition to the shares issued to legacy Conduit shareholders noted above, an additional 3,735 shares of Common Stock was issued to Conduit convertible note holders, resulting in a total of 650,000 shares of Common Stock being issued to Conduit shareholders and holders of Conduit convertible notes payable.

●	In connection with the Merger, 450 shares of MURF Class A common stock held by the MURF Sponsor was transferred to MURF Directors. Each share was exchanged on a one-for-one basis for shares of Common Stock.

●	Each share of MURF Class A common stock held by the MURF Sponsor prior to the closing of the Merger, which totaled 7,090 shares, was exchanged for, on a one-for-one basis for shares of Common Stock.

●	Each share of MURF common stock subject to possible redemption that was not redeemed prior to the closing of the Merger, which totaled 580 shares, was exchanged for, on a one-for-one basis for shares of Common Stock.

●	In connection with the Merger, 33,062 shares of MURF Class B common stock held by the Sponsor was automatically converted into shares of MURF Class A common stock and then subsequently converted into shares of Common Stock on a one-for-one basis.

●	In connection with the Merger, A.G.P./Alliance Global Partners (“A.G.P.”), whom acted as a financial advisor to both MURF and Conduit, was due to receive (i) a cash fee of $6.5 million, 13,000 shares of Common Stock and warrants to purchase 540 shares of Common Stock at an exercise price of $1,100 per share pursuant to its engagement agreement with Conduit entered into on August 2, 2022 and (ii) $4.6 million of deferred underwriting fees as a result of its engagement for MURF’s initial public offering. Upon closing of the Merger, A.G.P. received a cash payment of $5.6 million, 13,000 shares of Common Stock, and 540 warrants to purchase 540 shares of Common Stock. The remaining $5.7 million of cash payments due to A.G.P upon closing of the Merger was deferred and to be paid on or before March 21, 2025, with annual interest of 5.5%. The remaining cash payments due, which were directly attributable to the Merger, were accounted for as a liability with an offset to additional paid-in capital in accordance with SAB Topic 5.A on the Company’s consolidated balance sheet. See Note 7 for discussion of amendment of the note that took place during the year ended December 31, 2024.

●	In connection with the Merger, MURF entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (the “PIPE Investors”) for an aggregate of 20,000 units, with each unit consisting of one share of Company common stock (the “PIPE Shares”), together with one warrant exercisable into one share of Company common stock (the “PIPE Warrants”), at a purchase price of $1,000 per unit, for an aggregate purchase price of $20,000,000 (the “PIPE Financing”). Upon the closing of the PIPE Financing (which closed in connection with the closing of the Merger), the Company received $20.0 million in cash from the PIPE Financing, which was used to settle related party promissory notes issued by MURF to the MURF Sponsor and an affiliate of the MURF Sponsor as well as transaction costs.

●	The proceeds received by the Company from the Merger and PIPE Financing, net of transaction costs, and other payments for existing liabilities and prepayments, totaled $8.5 million.

●	The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, MURF was treated as the acquired company for financial reporting purposes (see Note 1 for further details). Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of MURF, accompanied by a recapitalization. The net assets of MURF were stated at historical cost with no goodwill or other intangible assets recorded.

The following table presents the total Common Stock outstanding immediately after the closing of the Merger:

Number of Shares
Exchange of MURF common stock subject to possible redemption for Conduit Pharmaceuticals Inc. common stock	580
Exchange of MURF Class A common stock held by MURF Directors for Conduit Pharmaceuticals Inc. common stock	450
Exchange of MURF Class A common stock held by MURF Sponsor for Conduit Pharmaceuticals Inc. common stock	40,152
Subtotal - Merger, net of redemptions	41,182
Issuance of Conduit Pharmaceuticals Inc. common stock in connection with PIPE Financing	20,000
Exchange of Conduit Pharmaceuticals Limited ordinary shares for Conduit Pharmaceuticals Inc. common stock on the Closing Date	646,264
Issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes on the Closing Date	3,735
Issuance of Conduit Pharmaceuticals Inc. common stock to an advisor for services directly related to the Merger	13,000
Total - Conduit Pharmaceuticals Inc. common stock outstanding as a result of the Merger, PIPE Financing, exchange of Conduit Pharmaceuticals Limited shares for shares of Conduit Pharmaceuticals Inc., issuance of Conduit Pharmaceuticals Inc. common stock to holders of Conduit Pharmaceuticals Limited convertible notes, and advisors.	724,181

3. Fair Value

During the period ended December 31, 2024, there were no transfers between Level 1 and Level 2, nor into or out of Level 3. The following table presents as of December 31, 2024 the Company’s assets and liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$192	$-	$-	$192
Total Assets	$192	$-	$-	$192

Liabilities:
Convertible notes payable at fair value	$-	$-	$5,856	$5,856
Liability Classified Warrants	-	0	138	138
Total Liabilities	$-	$-	$5,994	$5,994

The following table presents as of December 31, 2023 the Company’s liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability Classified Warrants	$-	$142	$-	$142
Total Liabilities	$-	$142	$-	$142

Cash equivalents consist of highly liquid money market funds with maturities of three months or less and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.

The following table presents additional information about the Convertible Notes Payable subject to measurement at fair value on a recurring basis and warrant liabilities, for which the Company used significant unobservable inputs (Level 3) (in thousands):

	Convertible Notes Payable	Liability Classified Warrants
Balance as of December 31, 2023	$-	$-
Fair value at Issuance	7,899	229
Conversion of convertible note	(92)	-
Change in fair value	(1,951)	(91)
Balance as of December 31, 2024	$5,856	$138

Convertible Notes Payable

As discussed in Note 7, during on October 31, 2024, the Company and Nirland agreed to amend the August 2024 Nirland Note, whereby the August 2024 Nirland Note was amended to provide for the conversion of the August 2024 Nirland Note into shares of common stock, at Nirland’s discretion, in a multiple of any unpaid amounts, if not otherwise previously paid, pursuant to the conversion rate contained therein. The August 2024 Nirland Note was then amended for a second time on November 22, 2024.Additionally, as discussed in Note 7, during November 2024, the Company issued to A.G.P. a convertible promissory note (the “A.G.P. Convertible Note”) in the principal amount of $5.7 million to evidence the A.G.P.’s currently owed deferred commission payable. The Company elected to account for the August 2024 Nirland Note and A.G.P. Convertible Note (collectively the “Convertible Notes Payable”) at fair value. The fair value of the Convertible Notes Payable is estimated each period using a binomial lattice model. Significant estimates in the binomial lattice model include the Company’s stock price, volatility, risk-free rate, corporate bond yield, credit spread, probability of default, and recovery upon default.

The fair value of the August 2024 Nirland Note and A.G.P. Convertible Note as of December 31, 2024 were estimated using a binomial lattice model.

The following table outlines the range of significant unobservable inputs used in calculating the fair value of the August 2024 Nirland Note as of the dates noted below:

	October 31, 2024	November 22, 2024	December 31, 2024
Stock Price	$9.10	$10.40	$6.90
Term (years)	0.8	0.7	0.6
Corporate bond yield	9.1%	8.7%	11.4%
Credit Spread	15.9%	15.9%	15.9%
Probability of default	40%	40%	40%
Recovery upon default	20%	20%	20%
Volatility	103.2%	96.5%	123.7%

The following table outlines the range of significant unobservable inputs used in calculating the fair value of the A.G.P. Convertible Note as of the dates noted below:

	November 25, 2024	December 31, 2024
Stock Price	$9.10	$6.90
Term (years)	1	0.9
Corporate bond yield	8.8%	9.0%
Credit Spread	26.2%	26.2%
Probability of Default	40%	40%
Recovery upon default	0%	0%
Volatility	108.7%	101.6%

Liability Classified Warrants

The PIPE Warrants, A.G.P. Warrants, and A.G.P. 2024 Warrants, as defined in Note 18, are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liabilities in the consolidated balance sheets. Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within other income (expense), net in the consolidated statements of operations and comprehensive income (loss).

The measurement of the PIPE Warrants and the measurement of the A.G.P warrants are classified as Level 2 fair value measurements due to the use of an observable market quote for the Company’s publicly traded warrants, which are considered to be a similar asset in an active market.

The PIPE Warrant and A.G.P. Warrant liabilities are calculated by multiplying the quoted market price of the Company’s publicly traded warrants by the number of liability classified warrants.

On December 11, 2024, the Company amended the exercise price of the PIPE Warrants to be $8.83, at which time all PIPE Warrants were exercised. As the exercise price was amended on the same date that the PIPE Warrants were exercised, the Company remeasured the warrant liability immediately before exercise based on the difference between the closing stock price of the Company’s common stock on December 11, 2024, and the amendment exercise price of the PIPE Warrants, resulting in a gain on the change in fair value of warrant liability of approximately $12 thousand. Refer to Note 18 for additional information. Upon exercise of the PIPE Warrants, less than $1 thousand of Level 2 liability classified warrants remain on the consolidated balance sheet as of December 31, 2024.

The measurement of the A.G.P. 2024 Warrants is classified as Level 3 due to the use of an option-pricing model that utilizes unobservable inputs and requires significant judgement. The Company estimated the fair value of the warrants issued as the issuance date, October 29, 2024, and as of December 31, 2024, using a Black-Scholes option-pricing model utilizing the following assumptions:

	October 29, 2024	December 31, 2024
Closing stock price	$10.48	$6.90
Contractual exercise price	$10	$10.00
Risk-free rate	4.11%	4.38%
Estimated volatility	98.4%	98.6%
Time period to expiration (in years)	5.2	5.0

4. Balance Sheet Details – Current Assets

Current assets consisted of the following as of December 31, 2024 and December 31, 2023 (in thousands):

	As of	As of
	December 31, 2024	December 31, 2023

Prepaid directors’ and officers’ insurance	$1,187	$1,365
Prepaid expenses	85	140
Prepaid expenses – related parties	400	-
Other receivables	489	-
Total prepaid expenses and other current assets	$2,161	$1,505

5. Leases

During the year ended December 31, 2024, we entered into an operating lease for laboratory space. The remaining lease terms for our operating lease is approximately two years and does not provide a renewal option. We apply the short-term lease policy election, which allows us to exclude from recognition leases with an original term of 12 months or less.

Upon commencement of the laboratory lease on March 7, 2024, the Company recorded a right-of-use asset of $0.4 million, short-term lease liability of $0.2 million, and long-term lease liability of $0.2 million.

Lease costs associated the Company’s operating and short-term leases are recorded within general and administrative expense in the consolidated statement of operations and comprehensive income (loss). The following table sets forth information about our lease costs for the year ended December 31, 2024 (in thousands):

Lease Cost	December 31, 2024
Operating lease cost	$116
Short-term lease cost	128
Variable lease cost	15
Total lease cost	$259

The following table sets forth information about our operating lease for the year ended December 31, 2024 (in thousands):

Supplemental cash flow and other information	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$143
ROU assets obtained in the exchange for lease liabilities	$352
Weighted-average remaining lease term (in years)	2.0
Weighted-average discount rate	11.2%

The Company’s future minimum lease payments for our operating lease as of the year ended December 31, 2024, are as follows (in thousands):

December 31, 2024
Year ending December 31,
2025	$140
2026	113
Total	253
Less: imputed interest	(27)
Total lease liability	$226

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

On November 30, 2023, Vela exercised its option to sell back its indirect investment in AZD 1656 in exchange for 10,157 shares of the Common Stock. The Company recognized the $2.8 million of deferred revenue and recorded $2.8 million to other income (expense), net, on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2023. As of December 31, 2023, there was no liability for the sale of future revenue related to Vela.

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

The payments received for the sale of future revenue were classified as a liability related to the future sale of revenue. Under ASC 470-10-25, a seller of future revenue should evaluate whether the proceeds received should be accounted for as debt or deferred income. In assessing the factors that created a rebuttable presumption of debt within the guidance, the Company determined that there were factors present to overcome the debt presumption and deferred income classification to be appropriate. The main factors the Company considered were that the transactions in form were sales, and not debt transactions. Each agreement does not guarantee a return to each purchaser, the return is based solely on future performance of AZD 1656 should it reach commercialization, with neither purchaser having an involvement in generating future cash flows from AZD 1656.

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

On September 26, 2023, Cizzle exercised its option to sell back its indirect investment in AZD 1656 in exchange for 3,954 shares of the Common Stock. The Company recognized the $1.5 million of deferred revenue and recorded $1.5 million to other income (expense), net, on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023. As of December 31, 2023, there was no liability for the sale of future revenue related to Cizzle.

7. Convertible Notes Payable

Convertible Promissory Notes Payable

During March 2023, the Company issued a convertible promissory note payable (the “Convertible Promissory Notes Payable”) with an aggregate principal amount of $0.8 million to a non-related third party. The Convertible Promissory Note Payable had a maturity date of 18 months from the date of issuance. The note carries interest at a rate of 20% annually, which is payable every six (6) months from the date of the note until the maturity date.

On October 9, 2024, the Company and the loan holder signed an extension to extend the maturity date from September 20, 2024 to October 20, 2024 with the option for the Company to further extend the maturity date two times, each by an additional 30-day period. The Company exercised both options to extend the maturity date to December 19, 2024 which included interest previously payable as well as the principal. As consideration for extending the maturity date, the Company amended the form of repayment of the remaining interest due on the loan. As payment for the interest, the Company issued the loan holder, (i) $80,000 worth of Common Stock to be issued at the closing market price on the date prior to issuance and (ii) 20,000 shares of Common Stock. On October 11, 2024, the Company issued the loan holder 27,812 shares of Common Stock in satisfaction of the obligations in (i) and (ii) in the preceding sentence.

The extension met the criteria for as a debt extinguishment under ASC 470-50. As of October 9, 2024, the Company recorded a gain on debt extinguishment of $0.1 million, calculated as the difference between (i) the $0.8 million carrying value of the Convertible Promissory Note Payable immediately prior to the amendment (ii) the $0.4 million fair value of the Convertible Promissory Note Payable immediately after the amendment and (iii) the $0.3 million fair value of the shares issued to the holder as consideration for extending the maturity date. The difference between the $0.8 million carrying value immediately prior to the amendment and the $0.4 million fair value immediately after the amendment was recorded as a debt discount and amortized over the amended maturity date of the Convertible Promissory Note using the effective interest method.

In connection with the extension of the loan, the Company entered into a consulting agreement with an unrelated third party to negotiate the extension of the of the convertible note with the loan holder on behalf of the Company. The Company issued the third-party 8,500 shares on October 11, 2024, in exchange for services provided. The fair value of the shares were $0.1 million, as determined by multiplying the closing share price on October 10, 2024 (day prior to issuance) of $10.24 by the total number of shares issued, 8,500. This amount was capitalized as a debt issuance cost and accreted over the amended term of the Convertible Promissory Notes Payable using the effective interest method.

For the year ended December 31, 2024, and December 31, 2023, the Company incurred interest expense on the Convertible Promissory Note Payable of $0.5 million and $0.1 million, respectively. The promissory note payable remained outstanding as of December 31, 2024, therefore the Company was considered to be in default. On March 6, 2025, the Company reached an agreement with the loan holder to pay $0.7 million in order to settle the March 2023 Convertible Note in full. The Company repaid the loan holder the settlement amount $0.7 million on March 13, 2025. See Note 20 for additional details.

August 2024 Nirland Note

On August 6, 2024, the Company entered into a Senior Secured Promissory Note (the “August 2024 Nirland Note”) with Nirland, a related party of the Company, pursuant to which the Company issued and sold to Nirland the August 2024 Note in the original principal amount of $2.7 million, inclusive of a $0.5 million original issuance discount. See Note 16 for further reference to the relationship between the Company and Nirland. Of the total amount of the August 2024 Nirland Note, $1.7 million was issued upon execution of the August 2024 Nirland Note. In connection with the August 2024 Nirland Note, the Company issued to Nirland 125,000 shares of the Company’s Common Stock on August 6, 2024. The balance of $0.5 million became payable to the Company when the shares were registered for resale in September 2024. In the event the Company completes any public or private equity or debt financing, the Company shall be required to mandatorily prepay (“Mandatory Prepayment Right”), any amounts that may be then outstanding under the August 2024 Nirland Note, within two business days following the closing of such financing, in an amount of no less than 75% of the net proceeds received. Per the terms of the August 2024 Nirland Note, the Company is prohibited from entering into a variable rate transaction without prior written consent from Nirland. The August 2024 Nirland Note bears interest at a rate of 12% per annum, accruing daily on a 365-day basis, payable monthly in arrears as cash, or accrued at Nirland’s discretion. The August 2024 Nirland Note matures 12 months from August 6, 2024.

As noted above, the Company issued to Nirland 125,000 shares of the Company’s Common Stock on August 6, 2024. The Company determined that loan agreement and share issuance should were part of a basket transaction and allocated the net proceeds on a relative fair value basis. Of the total $2.2 net proceeds, $1.2 million was allocated to the August 2024 Nirland Note including $1.5 million gross proceeds, less $0.3 million Original Issue Discount (“OID”). The remaining $1.0 million was allocated to the common stock, including $1.2 million gross proceeds less $0.2 OID. The $1.2 million allocated to the common stock was considered to be a discount on the August 2024 Nirland Note making the balance of the note to be $2.7 million note payable, less a total debt discount of $1.5 million. The debt discount will be amortized to interest expense using the effective interest method over the life of the note.

On October 31, 2024, the Company and Nirland amended the August 2024 Nirland Note (the “First Amendment”), whereby the August 2024 Nirland Note was amended to (i) provides for the conversion of the August 2024 Nirland Note into shares of Common Stock, at Nirland’s discretion, in a multiple of any unpaid amounts, if not otherwise previously paid, pursuant to the conversion rate contained therein, (ii) removes Nirland’s Mandatory Prepayment Right, and (iii) removes Nirland’s right of first refusal to participate in any future equity or debt offerings of the Company. The number of shares of Common Stock issuable upon conversion of any Conversion Amount pursuant to shall be determined by dividing (x) such conversion amount by (y) the conversion price. Conversion amount means two and one quarter times the sum of (x) portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest with respect to such portion of the principal amount, if any. Conversion price means, as of any conversion date or other date of determination, $10.00, subject to adjustment as provided within the amended agreement.

We evaluated the conversion feature of this note offering for embedded derivatives in accordance with ASC 815, Derivatives and Hedging, and the substantial premium model in accordance with ASC 470, Debt. Based on our assessment, separate accounting for the conversion feature of this note offering is not required and will be accounted for under the substantial premium model. Under the substantial premium model, the excess above the fair value of the August 2024 Nirland Note will be recorded in additional paid-in-capital. The August 2024 Nirland Note will be carried at amortized cost using the effective interest method.

The Company determined the fair value of the August 2024 Nirland Note to be $3.6 million as of October 31, 2024 through the use of a binomial lattice model. See Note 3 for additional information regarding the fair value measurement of the August 2024 Nirland Note. The Company accounted for the First Amendment as a debt extinguishment, as the First Amendment added a substantive conversion option. As of October 31, 2024, a loss on debt extinguishment of $2.2 million was recorded consisting of (i) the derecognition of the $1.3 million carrying value immediately prior to the First Amendment (ii) recognition of the $2.7 million par value and (iii) recognition of the $0.8 million substantial premium.

On November 22, 2024, the Company and Nirland entered into a Second Amendment to the August 2024 Nirland Note (the “Second Amendment”). Pursuant to the Second Amendment, the Nirland Note may not be converted (other than partial conversions that may be permitted pursuant to the rules and regulations of NASDAQ (or any successor entity)) prior to receipt of stockholder approval to provide for such conversion of the Nirland Note, and subsequent issuance of the Company’s Common Stock, pursuant to the stockholder approval rules under the rules and regulations of The Nasdaq Stock Market. If the Company has not held a special meeting of the stockholders to approve the full conversion of the August 2024 Nirland Note on or before January 9, 2025, then the Company shall be obligated to pay Nirland a penalty of $0.1 million per day until the special meeting is held. In addition, the existing conversion rate was amended to be two and one half times the sum of (x) the portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest (including default interest) with respect to such portion of the principal amount, if any divided by $0.10, prior to the Reverse Stock Split, (or following any reverse splits that may occur in a ratio greater than 10 to 1, the lower of such reverse split price and the market price per share at the time of the Conversion Date, but in no event less than $1.00), subject to adjustment as provided therein and to take into account any future share splits or reverse splits to maintain the economic equivalence of the conversion rights as at the amendment effective date. The Company notes that the reverse split provision in the preceding sentence was tripped, effective January 25, 2025, following the 1-for-100 reverse stock split that occurred on that date.

As of the Second Amendment, the Company elected to account for the August 2024 Nirland Note at fair value under ASC 825. The Company determined that the amendment to the conversion features present in the Second Amendment fall under the guidance within ASC 825 that notes that if a significant modification of debt occurs an entity is able to make an accounting election on that date to account for that debt under the fair value option. At the end of each reporting period, the Company calculates the fair value of the August 2024 Nirland Note, and any changes in fair value are reported in the current period’s consolidated statements of operations and comprehensive income (loss).

The Company remeasured the fair value of the August 2024 Nirland Note as of the Second Amendment date and calculated a fair value of $4.5 million using a binomial lattice model. See Note 3 for additional information regarding the fair value measurement of the August 2024 Nirland Note. The Company accounted for the Second Amendment as a debt extinguishment, as the terms of the August 2024 Nirland Note were deemed to be substantially different after the Second Amendment. As of November 22, 2024, a loss on debt extinguishment of $0.9 million was recorded consisting of (i) the derecognition of the 2.7 million carrying value immediately prior to the First Amendment (ii) derecognition of $0.1 million in accrued interest (iii) derecognition of the $0.8 million substantial premium and (iv) recognition of the $4.4 million fair value.

On December 9, 2024, and prior to obtaining shareholder approval, Nirland exercised their conversion option and converted $0.1 million of principal for 23,000 shares of common stock pursuant to the rules and regulations of the NASDAQ. As of December 31, 2024, $2.6 million of principal and accrued interest remains outstanding. As of December 31, 2024, the August 2024 Nirland Note had a fair value of approximately $2.8 million and is included within Convertible promissory notes payable at fair value – related parties on the consolidated balance sheets.

For the year ended December 31, 2024, the Company recorded a $1.5 million gain from the change in fair value of convertible promissory note and interest expense of approximately $0.4 million. The interest expense of $0.4 million is comprised of (i) accrued interest of $0.2 million and (ii) $0.2 million in amortization expense related to the initial debt discount of $1.5 million. The $2.2 million loss on debt extinguishment from the Frist Amendment, $0.9 million loss on debt extinguishment from the Second Amendment, and the $1.5 million gain on the change in fair value are presented within other income (expense), net, while the $0.4 million of interest expense is presented within Interest expense, net, in the consolidated statement of operations and comprehensive income (loss).

A.G.P. Convertible Note

On November 25, 2024, the Company issued to A.G.P. a convertible promissory note (the “A.G.P. Convertible Note”) in the principal amount of $5.7 million to evidence the A.G.P.’s currently owed deferred commission payable. Refer to the Note 9 for additional information. Unless earlier converted as specified in the Convertible Note, the principal amount, plus all accrued but unpaid interest, is due on November 25, 2025 (the “Maturity Date”). The convertible promissory note accrues interest at 5.5% per annum.

At any time prior to the full payment of the convertible promissory note, provided that the A.G.P. has given at least three business days written notice to the Company, A.G.P., in its sole discretion, may elect to have all or any portion of the outstanding principal amount and all interest accrued converted into shares of the Company’s common stock, at a fixed price of $10.00 (or following any reverse splits that may occur in a ratio greater than 10 to 1, the lower of such reverse split price and the market price per share at the time of the conversion date, but in no event less than $1.00), subject to adjustment as provided therein and to take into account any future share splits or reverse splits. The Company notes that the reverse split provision in the preceding sentence was tripped, effective January 25, 2025, following the 1-for-100 reverse stock split that occurred on that date. However, the conversion of the convertible promissory note may not occur prior to the Company having sufficiently authorized shares of common stock to permit the entire conversion of the convertible promissory note. In addition, the conversion of the convertible promissory note may also not occur prior to receipt of stockholder approval to provide for such conversion of the convertible promissory note, and subsequent issuance of the Company’s common stock, pursuant to the stockholder approval rules under the rules and regulations of The Nasdaq Stock Market. Further, following the A.G.P.’s ability to convert the convertible promissory note, if at all, A.G.P. will not be entitled to receive the Company’s common stock upon conversion, if such conversion would result in A.G.P. owning greater than 9.99% of the Company’s then currently outstanding common stock. A.G.P. is also entitled to resale registration rights as identified in the convertible promissory note.

The Company may prepay the convertible promissory note in whole or in part. In the event of certain Events of Default (as defined in the convertible promissory note), all outstanding principal and accrued interest under the Convertible Note will become, or may become at A.G.P.’s election, immediately due and payable to the A.G.P.

The Company elected to account for the A.G.P. Convertible Note at fair value under ASC 825. The Company determined that the substantive conversion option within the A.G.P. Convertible Note falls under the guidance within ASC 825 that notes that if a significant modification of debt occurs an entity is able to make an accounting election on that date to account for that debt under the fair value option. At the end of each reporting period, the Company calculates the fair value of the A.G.P. Convertible Note, and any changes in fair value are reported in the current period’s consolidated statements of operations and comprehensive income (loss). The change in fair value attributable to instrument-specific credit risk, if any, will be recognize within other comprehensive income each reporting period. As an accounting policy, the Company elected to present interest expense separately from other changes in the A.G.P. Convertible Note’s fair value. Interest expense will be presented within Interest expense, net, while the other changes in the fair value with be presented within other income (expense), net in the consolidated statements of operations and comprehensive income (loss).

The Company determined the fair value of the A.G.P. Convertible Note to be $3.4 million as of November 25, 2024 through the use of a binomial lattice model. See Note 3 for additional information regarding the fair value measurement of the A.G.P Convertible Promissory Note. The Company accounted for the issuance on the A.G.P. Convertible Promissory Note as a debt extinguishment, as it was issued to evidence the A.G.P.’s currently owed deferred commission payable discussed in Note 9. A gain on debt extinguishment of $2.4 million was recorded as of November 25, 2024, consisting of (i) the derecognition of the $5.7 million deferred commission payable and (ii) recognition of the $3.4 million fair value of the A.G.P. Convertible Note. For the year ended December 31, 2024, the Company recorded a $0.5 million gain in the change in fair value of the A.G.P. Convertible Note and interest expense of approximately $32 thousand. The $2.4 million gain on extinguishment and $0.5 million gain on the change in fair value are presented within other income (expense), net, while the $32 thousand of interest expense is presented within Interest expense, net, in the consolidated statement of operations and comprehensive income (loss).

8. Loans Payable

Loans

On May 1, 2022, the Company entered into Loan Agreements (the “Loans”) with two lenders, totaling $0.2 million. The Loans mature two years from the date of the agreement and bear no interest. Each loan was made available to the Company by the lenders in three tranches of (i) $33 thousand (£30 thousand); (ii) $33 thousand (£30 thousand) and (iii) $28 thousand (£25 thousand), totaling $0.2 million. The Loans provided for events of default, including, among others, failure to make payment, bankruptcy and non-compliance with the terms of the Loans. As of December 31, 2024, the Company utilized all three tranches of the first loan and two out of three tranches of the second loan, with loans payable totaling $0.2 million at December 31, 2023 and December 31, 2024 respectively.

On October 9, 2024, the Company and the Loans holders amended the loan agreements (the “Loans Amendment”) to extend the maturity date for the Loans to December 19, 2024. The Loans Amendment also modified the payment terms for the Loans from a cash payment of £85,000 per loan to (1) a cash payment of £60,000, (2) £25,000 worth of shares of Common Stock converted into USD at the prevailing exchange rate, to be issued at the closing market price on the date prior to issuance, and in consideration for the extension, and (3) 2,500 additional shares of Common stock. On October 11, 2024, the Company issued each of the Loan holders 5,690 shares (11,380 in total). The Loans remain outstanding as of December 31, 2024.

The extension was accounted for as a debt extinguishment. On October 9, 2024, the Company recorded a loss on debt extinguishment of approximately $42 thousand calculated as the difference between (i) the $0.2 million carrying value of the Loans immediately prior to the Loans Amendment (ii) the $0.1 million fair value of the Loans immediately after the Loans Amendment and (iii) the $0.1 million fair value of the shares issued to the holder as consideration for extending the maturity date. The difference between the $0.2 million carrying value immediately prior to the Loans Amendment and the $0.1 million fair value immediately after the Loans Amendment was recorded as a debt discount and amortized over the term date of the Loans using the effective interest method.

During the year ended December 31, 2024, the Company incurred interest expense on the Loans of approximately $40 thousand related to the amortization of the debt discount recorded as a result of the Loans Amendment. No interest expense was recorded for the year ended December 31, 2023. The Loans remained outstanding as of December 31, 2024, therefore the Company was considered to be in default. The Company repaid the lenders the outstanding principal balance of $0.1 million in February 2025. See Note 20 for additional details.

October 2024 Nirland Note

On October 28, 2024, the Company issued a promissory note (the “October 2024 Nirland Note”) to Nirland, a related party, in the original principal amount of $0.6 million in exchange for funds in such amount. See Note 16 for further reference to the relationship between the Company and Nirland. The Nirland Note bears interest at a rate of 12% per annum, is due and payable semi-annually in arrears, and matures on October 31, 2025. If an event of default under and as defined in the Nirland Note occurs, the interest rate will be increased to 18% per annum or to the maximum rate permitted by law. In connection with the Nirland Note, the Company has agreed to pay Nirland a 1% arrangement fee, which will be included with the principal and interest owed under the Nirland Note. The 1% arrangement fee is accounted for as a debt discount and will be amortized to interest expense, net in the consolidated statement of operations and comprehensive income (loss) using the effective interest method over the life of the October 2024 Nirland Note.

During the year ended December 31, 2024, the Company recorded approximately $14,000 of interest expense. The interest expense of $14,000 is comprised of (i) accrued interest of $13,000 based on the coupon rate of the debt and (ii) amortization of the debt discount of $1 thousand, with both components recorded within interest expense, net in the consolidated statement of operations and comprehensive income (loss). Accrued interest of $13,000 was recorded as a liability on the Company’s consolidated balance sheet within accrued expenses and other current liabilities. The $1,000 amortization of the debt discount decreased the debt discount contra-liability included within the Loans payable, current portion on the consolidated balance sheets.

A.G.P. Bridge Note

On October 29, 2024, the Company entered into a Bridge Loan Agreement (the “Bridge Agreement”), with A.G.P., pursuant to which AGP. made an advance (the “Advance”) to the Company in an amount not to exceed $0.6 million (the “Commitment”). As partial consideration for the Advance, the Company entered into a Common Stock Purchase Warrant Agreement (the “Warrant Agreement”) and issued AGP warrants to purchase up to 28,625 shares of the Company’s common stock, $0.0001 par value per share, which is equal to 50% of the sum of the Commitment divided by the closing price of the Company’s Common Stock on October 29, 2024, at an exercise price of $10.48 per share. Refer to Note 18 for additional information on the warrants issued to A.G.P.

In connection with the Advance, the Company issued a promissory note (the “A.G.P. Bridge Note”) to A.G.P. in the original principal amount of $0.6 million. The Bridge Note bears interest at a rate of 4.21% per annum and is due and payable on December 31, 2024.

As noted above, the Company issued to A.G.P. warrants to purchase up to 28,625 shares of the Company’s common stock. The Company determined that the Bridge Note and Warrant Agreement issuance were part of a basket transaction and allocated the net proceeds using the residual value method. The warrants issued under the Warrant Agreement were initially recorded at their fair value of $0.2 million. The warrants were classified as derivative liabilities because they do not meet the criteria in ASC 815-40 to be considered indexed to the entity’s own stock. Refer to Note 18 for additional information and discussion of liability classification. The $0.2 million recorded for the warrants was considered to be a discount on the A.G.P. Bridge Note making the balance of the note to be $0.6 million note payable, less a total debt discount of $0.2 million. The debt discount will be amortized to interest expense using the effective interest method over the life of the note.

During the year ended December 31, 2024, the Company recorded and paid approximately $1 thousand of interest expense related to the A.G.P. Additionally, the entire debt discount of $0.2 million was amortized and recorded as interest expense during the year. The interest expense of $1 thousand and amortization of the debt discount of $0.2 million were recorded within Interest expense, net in the consolidated statement of operations and comprehensive income (loss). As of December 31, 2024, the A.G.P. Bridge note was fully repaid.

9. Deferred Commission Payable

As discussed in Note 2, A.G.P was a financial advisor to both MURF and Old Conduit in connection with the Merger transaction. Upon the completion of the Merger, A.G.P.: (i) received a cash fee of $6.5 million, 13,000 shares of Common Stock, and warrants to purchase 540 shares of Common Stock at an exercise price of $1,100 per share pursuant to its engagement agreement with Old Conduit entered into on August 2, 2022, and (ii) agreed to defer payment, to be paid in the future under certain circumstances by a date no later than March 21, 2025, of $5.7 million of fees plus annual interest of 5.5% as a result of its engagement for MURF’s IPO. The $5.7 million deferred commissions payable was recorded as a non-current liability on the Company’s consolidated balance sheet as of December 31, 2023. Accrued interest was recorded as a liability on the Company’s consolidated balance sheet under accrued expenses and other current liabilities and totaled $0.4 million and $0.1 million as of December 31, 2024, and December 31, 2023, respectively.

On November 25, 2024, the Company issued the A.G.P. Convertible Note in the principal amount of $5.7 million to evidence the currently owed deferred commission payable, at which time the deferred commission payable balance was removed. Refer to the Note 7 for additional information.

10. Research and Development Expense

August 2024 License Agreement

On August 7, 2024, the Company and AstraZeneca AB (PUBL) (“AstraZeneca”) entered into a License Agreement, dated August 7, 2024 (the “August 2024 License Agreement”). Pursuant to the August 2024 License Agreement, AstraZeneca agreed to grant a license to the Company under certain intellectual property rights controlled by AstraZeneca related to HK-4 Glucokinase activators AZD1656 and AZD5658 in all indications and myeloperoxidase inhibitor AZD5904 for the treatment, prevention, and prophylaxis of idiopathic male infertility. The Company will be responsible for the development and commercialization of the Licensed Products under the August 2024 License Agreement.

As consideration for the grant of the license, the Company (i) granted AstraZeneca Common Stock pursuant to a stock issuance agreement (the “Issuance Agreement”), (ii) paid AstraZeneca an up-front payment of $1.5 million, and (iii) is obligated to pay AstraZeneca a percentage (on a tiered basis) of any amounts it may receive in connection with a grant of a sublicense (subject to various customary exceptions). The Issuance Agreement called for the Company to issue AstraZeneca 95,044 shares of the Company’s Common Stock. The Issuance Agreement provides AstraZeneca with resale registration rights for such shares. As of December 31, 2024, the Company recorded $1.6 million and $1.5 million in research and development expenses related to the share issuance and upfront payment to AstraZeneca, respectively.

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

As a result of the above, the Company will no longer fund the development of AZD1656 or AZD5904 under the terms of the Exclusive Funding Agreement, dated March 26, 2021 with St George Street Capital (the “Funding Agreement”). In this regard, the Company previously entered into a deed of amendment amending such Funding Agreement. The parties agreed that the project funding provisions of such Funding Agreement whereby the Company had the right to fund a project or refer other parties to St George Street Capital, were amended to provide that St George Street Capital must still include the Company in any project funding opportunities and requests but may now seek other third-parties to fund projects in addition to the Company. In November and December 2024, the Company received a letter from St George Street Capital and formal complaints filed with the Intellectual Property Office claiming the Company was not the sole owner of the AZD 1656 co-crystal patent. See note 15 for additional details on the claim.

SARBORG Service Agreement

On December 12, 2024, the Company entered into a Services Agreement (the “Sarborg Service Agreement”) with SARBORG Limited (“Sarborg”), a Cayman Islands company and related party of the Company. See Note 16 for further reference to the relationship between the Company and Sarborg. Under the terms of the Sarborg Service Agreement, Sarborg will provide algorithmic and cybernetic technology services to Conduit, including the development of decision-support tools and advanced cybernetic systems tailored to enhance Conduit’s decision-making processes and maximize the value of its pharmaceutical asset portfolio.

Sarborg will perform the services to Conduit comprised of three phases: the Initial Phase (0-24 weeks) focuses on establishing a foundation for collaboration and aligning Sarborg’s services with Conduit’s strategic goals; the Development Phase (24-36 weeks) involves building technological infrastructure, including dashboards and predictive models; and the Ongoing Services Phase (36-52 weeks) ensures the sustained functionality and relevance of Sarborg’s deliverables while supporting Conduit’s growth through iterative improvements and updates. Sarborg will create specific deliverables, including reports, computer programs, software applications, APIs, mobile applications, source code, written technical specifications and designs, operating and maintenance manuals, and other recorded data and information arising from or relating to the services. Sarborg will provide all necessary resources to perform the services and deliver the deliverables in accordance with the Sarborg Service Agreement.

The Sarborg Service Agreement has an initial term of 12 months, which commenced on the effective date, and may be renewed or extended upon mutual written agreement of the parties. Either party may terminate the Sarborg Service Agreement for any reason upon 90 days’ written notice or immediately upon written notice if the other party breaches any material term of the Sarborg Service Agreement and fails to cure such breach within thirty days or becomes insolvent, files for bankruptcy, or is placed under the control of a receiver, trustee, or similar authority.

The Sarborg Service Agreement includes provisions for the ownership and use of intellectual property. Sarborg will own its pre-existing intellectual property rights, including proprietary tools and methodologies used in the performance of the services. Conduit will own all deliverables resulting from the services performed by Sarborg under the Sarborg Service Agreement.

The Sarborg Service Agreement provides Sarborg with registration rights for any Common Stock of Conduit that Sarborg receives as consideration under the Sarborg Service Agreement. In such event, Conduit will use commercially reasonable efforts to (i) file a registration statement covering the resale of the Common Stock within 60 days after the issuance; and (ii) ensure that such registration statement becomes effective within 90 days after filing. This Agreement also includes confidentiality obligations, representations and warranties, indemnification, limitation of liability, and insurance requirements.

In consideration of the services, Conduit agreed to pay Sarborg an initial cash payment of $0.2 million and $0.2 million payable through the issuance of 22,727 shares of common stock, determined by the closing price on the day preceding the execution of the Sarborg Service Agreement. Further milestone payments payable in conjunction with the achievement of certain milestones over the term of the Sarborg Service Agreement, totaling up to $1.8 million, are payable in cash or shares, at the discretion of Conduit. Sarborg will be reimbursed for pre-approved, necessary, and reasonable out-of-pocket expenses directly incurred in connection with the performance of the services.

Management determined that the cost incurred under the Sarborg Service Agreement should be recorded to research and development expense in the statement of operations and comprehensive income (loss), as the Sarborg Service Agreement is designed to provide the Company with software/dashboard to aid in research and development activities. The initial cash payment of $0.2 million and issuance of 22,727 shares of Common Stock were recorded to prepaid expense and will be amortized over the initial term of the Sarborg Service Agreement to research and development expense. As of December 31, 2024, the 22,727 shares of common stock were yet to be issued and are recorded within accrued expense and other current liabilities in the consolidated balance sheets. As of December 31, 2024, the Company has recognized $0.2 million of amortization within research and development expense in the consolidated statement of operations and comprehensive income (loss).

11. Share Based Compensation

On September 22, 2023, in connection with the Merger, the Company adopted the Conduit Pharmaceuticals Inc. 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan became effective upon the closing of the Merger. The 2023 Plan initially provided for the issuance of up to 114,976 shares of Common Stock. Pursuant to the 2023 Plan’s “evergreen” provision, on February 6, 2025, the Company increased the number of shares of Common Stock available for issuance under the 2023 Plan by 69,240 shares. Total shares available for issuance is 154,125 effective January 1, 2025. The number of authorized shares will automatically increase on January 1, 2026 and continuing annually on each anniversary thereof through (and including) January 1, 2033, equal to the lesser of (i) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of common stock as determined by the Board or the applicable committee of the Board. The 2023 Plan allows for awards to be issued to employees and non-employee directors in the form of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units, dividend equivalents, other stock-based, or other cash-based awards. As of December 31, 2024, there were 84,885 shares of Common Stock available for issuance under the 2023 Plan.

During the year ended December 31, 2024, the Company issued a total of 56,700 stock options to employees and non-employee directors with an aggregate grant date fair value of $0.4 million. For the year ended December 31, 2024 and December 31, 2023, there was a total of $1.6 million and $0.2 million, respectively in stock-based compensation expense recognized within General and Administrative expenses on the consolidated statements of operations and Comprehensive Loss, respectively.

On June 24, 2024, in connection with a services agreement with an unrelated third party to provide marketing services, the Company issued 961 shares of its Common Stock (the “Service Shares”). The Company valued the Service Shares at $156 per share, the closing price of the Company’s Common Stock on June 21, 2024, adjusted for the Reverse Stock Split. The total compensation for these shares is $0.2 million which will be recognized within general and administrative expense over the service period of the agreement.

On November 18, 2024, certain non-employee directors elected to receive a portion of their unpaid cash retainers due under the Director Compensation Program in the form of shares. In total, $0.1 million of unpaid retainers was settled through the issuance 10,027 shares of Common Stock (the “Retainer Shares”). The Company valued the Retainer Shares at $9.0 per share, the closing price of the Company’s Common Stock on November 18, 2024, adjusted for the Reverse Stock Split. The Company previously accrued in the unpaid retainers in Accrued expenses and other current liabilities in the Company’s consolidated balance sheets. Upon issuance of the shares of Common Stock, the accrual was reduced based on the value of the shares issued.

On November 18, 2024, the Board of Directors approved a one-time equity retainer in the form of 750 fully vested shares of Common Stock (the “Board Shares”) to a member of the Board of Directors for prior services. The Company valued the Board Shares at $9.20 per share, the closing price of the Company’s Common Stock on November 18, 2024, adjusted for the Reverse Stock Split. The total compensation for these shares is $75 thousand which was immediately recognized within General and administrative expense in the consolidated statement of operations and comprehensive income (loss). The shares of common stock were issued under the 2023 Plan.

November 18, 2024, Mr. Heilbron elected to have the $0.1 million owed to him under the Consulting Agreement paid in share of the Company’s Common Stock. In total 8,161 shares are to be issued to Mr. Heilbron based on the closing price of the Company’s Common Stock on November 18, 2024, $9.20 per share, adjusted for the Reverse Stock Split. As of December 31, 2024, the shares had not been issued to Mr. Heilbron. The value of the shares are recorded as an accrued expense and other current liability on the consolidated balance sheets as of December 31, 2024.

Restricted Stock

In connection with the Merger, as discussed in Notes 1 and 2, and by Unanimous Written Consent of the Board of Directors, the then Chief Financial Officer of the Company was granted 745 RSUs on December 1, 2023 at a weighted average grant date fair value of $551 per unit. The RSUs were to vest in equal annual instalments on the first three anniversaries of the closing of the Merger. Upon the then Chief Financial Officer’s resignation, effective May 15, 2024, all such RSUs were forfeited. On June 7, 2024, by Unanimous Written Consent of the Board of Directors, the Interim Chief Financial Officer of the Company and a Board member were each granted 372 shares of immediately vested restricted stock at a weighted average grant date fair value of $284. The shares of restricted stock were fully vested as of the grant date. No additional RSU’s or shares of restricted common stock were granted during the year ended December 31, 2024. There were 745 shares of restricted common stock vested as of December 31, 2024 and no RSUs vested as of December 31, 2023.

The following table summarizes restricted stock activity for the 2023 Plan:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2023	745	$551
Granted	745	$284
Cancelled/forfeited	(745)	$(551)
Vested	(745)	$(284)
Outstanding at December 31, 2024	-	$-

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

The Company estimated the fair value of stock options granted in the periods presented using a Black-Scholes option-pricing model utilizing the following assumptions:

	For the year ended December 31,
	2024	2023
Expected volatility (%)	83.2 - 85.4%	79.0% - 80.0%
Expected term (years)	5.5 - 5.6	3.5 - 6.5
Risk-free interest rate (%)	4.28% - 4.40%	4.16% - 4.35%
Expected dividend yield (%)	0%	0%

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity for the 2023 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	10,717	$551	8.85	$-
Granted	56,700	$8.58	-	$-
Cancelled/forfeited	1,908	$551	-	$-
Exercised	-	$-	-	$-
Outstanding at December 31, 2024	65,509	$81.52	9.72	$-
Exercisable	23,154	$84.18	9.66	$-
Unvested	42,355	$80.07	9.76	$-

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of December 31, 2024, the total compensation cost related to non-vested option awards not yet recognized was $2.4 million with a weighted average remaining vesting period of 2.07 years.

12. Income Taxes

Loss from operations before income taxes for the years ended December 31, 2024 and 2023 is summarized below (in thousands):

	For the year ended December 31,
	2024	2023
Loss from operations before income taxes:
US	(12,855)	(1,990)
Foreign	(4,947)	1,454
Loss from operations before income taxes	(17,802)	(536)

The provision (benefit) for income taxes for the years ended December 31, 2024 and December 31, 2023 is as follows (in thousands):

	For The Years Ended
	2024	2023
Current
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(2,429)	(843)
State	355	(355)
Foreign	(931)	(251)
	(3,005)	(1,449)

Change in Valuation Allowance	3,005	1,449

Net Income Tax Expense	-	-

Income tax provision differed from the amount computed by applying the U.S. federal income tax rate of 21% to income (loss) before taxes, as follows (in thousands):

	For The Year Ended
	2024
	US	Foreign	Consolidated
Taxes at federal statutory rate	$(2,705)	$(1,039)	$(3,744)
Foreign Rate Differential	-	91	91
Meals & Entertainment	0	-	0
Eq Comp Perm	84	-	84
Convertible Debt Adjustment	268	-	268
State Re-Rate	355	-	355
Other	(76)	17	(59)
Change In Valuation Allowance	2,074	931	3,005

Total provision (benefit) for income taxes	$-	$-	$-

	For The Year Ended
	2023
	US	Foreign	Consolidated
Taxes at federal statutory rate	$(417)	$305	$(112)
State Taxes	(175)	-	(175)
Foreign Rate Differential	-	490	490
Meals & Entertainment	0	2	2
Eq Comp Perm	3	-	3
Convertible Debt Adjustment	-	(1,048)	(1,048)
Purchase Accounting Adjustment	(609)	-	(609)
Change In Valuation Allowance	1,198	251	1,449

Total provision (benefit) for income taxes	$-	$-	$-

The tax effects of temporary differences which give rise to significant portions of deferred tax assets are as follows as of December 31 (in thousands):

	For The Year Ended
	2024
	US	Foreign	Consolidated
Deferred Tax Assets
Stock options	$280	$-	$280
Transaction Costs	393	-	393
Research & Development	671	-	671
Accruals	141	-	141
Net operating loss	1,788	1,182	2,970

Total deferred tax asset	3,273	1,182	4,455

Valuation allowance	(3,273)	(1,182)	(4,455)
Net deferred tax assets (liability)	$-	$-	$-

	For The Year Ended
	2023
	US	Foreign	Consolidated
Deferred Tax Assets
Stock options	$37	$-	$37
Transaction Costs	599		599
Net operating loss	562	251	813

Total deferred tax asset	1,198	251	1,449

Valuation allowance	(1,198)	(251)	(1,449)
Net deferred tax assets (liability)	$-	$-	$-

As of December 31, 2024 and December 31, 2023, the Company had net operating loss (“NOL”) carryforwards for U.S. federal” purposes of approximately $8.5 million and $1.9 million, respectively, which carryforward indefinitely and can offset 80% of taxable income in future years. As of December 31, 2024 and December 31, 2023, the Company had state NOL carryforwards of nil and $1.9 million, respectively. As of December 31, 2024 and December 31, 2023, the Company had net operating loss (“NOL”) carryforwards for foreign purposes of approximately $4.7 million and $1.0 million, respectively, which carryforward indefinitely. Net operating loss (NOL) carryforwards are subject to limitations in the event of a change in control under Section 382 of the Internal Revenue Code. This section limits the amount of taxable income that can be offset by NOLs after an ownership change. The limitation is calculated as the value of the old loss corporation multiplied by the long-term tax-exempt rate. If the new loss corporation does not continue the business enterprise of the old loss corporation for a specified period, the NOL carryforwards may be disallowed. The Company has not yet conducted a Section 382 study to determine whether any ownership changes have occurred that would impose annual limitations on its ability to utilize its NOL carryforwards. Until such a study is completed, there is substantial uncertainty regarding the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of December 31, 2024 and December 31, 2023, the valuation allowance for deferred tax assets totaled approximately $4.5 million and $1.4 million, respectively.

13. Common Stock and Preferred Stock

Common Stock

As of December 31, 2024, and December 31, 2023, the Company has authorized the issuance of up to 250,000,000 shares of common stock, respectively, at a par value $0.0001 per share.

As of December 31, 2024, and December 31, 2023 there were 1,384,801 and 738,295 shares of Common Stock issued and outstanding, respectively. No cash dividends have been declared or paid as of December 31, 2024.

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

Preferred Stock

As of December 31, 2024, the Company has authorized the issuance of up to 1,000,000 shares of Conduit Pharmaceuticals, Inc. preferred stock (the “Preferred Stock”). As of December 31, 2024, and December 31, 2023, no preferred shares were issued and outstanding.

At-the-Market Offering

On October 23, 2024, the Company entered into the Sales Agreement with A.G.P. relating to shares of the Company’s Common Stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of our Common Stock having an aggregate offering price of up to $3.6 million from time to time through A.G.P., acting as our sales agent or principal.

The compensation to A.G.P. for sales of common stock sold pursuant to the Sales Agreement will be equal to 3.0% of the gross proceeds of any shares of common stock sold under the sales agreement.

During the year ended December 31, 2024, the Company sold 323,273 shares of Common Stock under the Sales Agreement and generated $3.3 million in net proceeds after paying fees to A.G.P. and other issuance costs of $0.2 million. See Note 20 for information on the issuances and increases to the aggregate offering price subsequent to December 31, 2024.

14. Earnings/(Net Loss) Per Share

The following table presents the calculation of basic and diluted earnings/(net loss) per share (in thousands, except share amounts and per share data):

	For the years ended December 31,
	2024	2023
Numerator:
Net income (loss) - basic	$(17,802)	$(535)
Less: Change in fair value and income impact of option liabilities	-	(5,521)
Net income (loss) - diluted	$(17,802)	$(6,056)
Denominator:
Weighted average common stock outstanding, basic	867,096	669,739
Add: Option liability conversion shares	-	9,200
Weighted average shares used in computing net loss per share - diluted	867,096	678,939
Net income (loss) per share, basic	$(20.53)	$(0.79)
Net income (loss) per share, diluted	$(20.53)	$(8.92)

The Company notes that the adjustment to the numerator in 2023 for the change in fair value and income impact of Vela and Cizzle accounts for changes in fair value of each option, gains (losses) at the time of issuance of each option and the statement of operations impact of the derecognition of deferred revenue that originated upon the initial sale of royalties to both Vela and Cizzle.

Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	As of	As of
	December 31, 2024	December 31, 2023
Public warrants	139,790	139,790
PIPE Warrants	-	20,000
A.G.P. Warrants	540	540
Convertible Promissory Notes Payable	800	805
Stock Options	65,509	10,717
Restricted stock Units	-	1,470
August 2024 Nirland Note	672,007	-
A.G.P. Convertible Note	576,949	-
March 2024 Warrants	2,600	-
April 2024 Warrants	14,477	-
A.G.P. 2024 Warrants	28,626	-
Antidilutive Securities	1,501,298	173,322

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

In August 2023, prior to the Business Combination, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited, received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. Conduit rejected the claim from Strand and disputed the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the completion of the Business Combination, to be issued 65 thousand shares of common stock. As of December 31, 2024, the potential contingency is considered probable and reasonably estimable and as such, the Company accrued an estimated liability of $0.4 million in the accompanying financial statements. The trial in this matter remains scheduled for October 20, 2025. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, legal costs and the diversion of the attention of our management.

In November and December 2024, the Company received a letter from St George Street Capital and formal complaints filed with the Intellectual Property Office claiming the Company was assigned the US Application, and was not the sole owner, of the AZD 1656 co-crystal patent. In January 2025, Conduit issued a counter statement to the Intellectual Property Office disputing the claim filed by St George Street Capital. As of December 31, 2024, the damages sought by St George Street Capital are unknown and the potential contingency is not considered probable. As such, the Company has not accrued a loss contingency in the accompanying financial statements. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, legal costs and the diversion of the attention of our management.

16. Related Party Transactions

Corvus Capital Limited

Corvus Capital Limited (“Corvus”) is a significant investor in the Company through subscribing to 1,000 common shares prior to the closing of the Merger on September 22, 2023. As discussed in Note 2, the shares held by Corvus on the closing date of the Merger were exchanged for shares of Conduit Pharmaceuticals Inc. common stock. The Chief Executive Officer and principal owner of Corvus is a member of Conduit’s board of directors. Occasionally, Corvus provides advisory services to the Company and is paid a fee for the services. As of December 31, 2024, and December 31, 2023, no advisory fees were due to Corvus.

For the years ended December 31, 2024 and 2023, the Company incurred director travel expenses payable to the board of directors member of approximately $0.4 million and $1.0 million, respectively. As of December 31, 2024, and December 31, 2023, the Company did not owe the CEO of Corvus any director’s fees as the CEO of Corvus and the Company agreed to cease director’s fees to the CEO of Corvus effective at the closing of the Merger. Amounts owed to this director are included in accrued expenses and other current liabilities in the balance sheet.

During the year ended December 31, 2023, Corvus provided a $0.2 million cash contribution to the Company to maintain liquidity through the closing of the Merger. There was no intention of repayment by both Corvus and the Company, and as such, the Company recorded the contribution to the consolidated statement of changes in stockholders’ deficit.

During January and February 2023, the Company issued convertible notes payable with an aggregate principal amount of $0.4 million (£0.3 million) to this related party. The convertible notes payable mature three years after issuance and bear 5% interest, only to be paid in the event of a material breach by the Company. In the event of a Change of Control, the convertible notes payable automatically convert into common shares of the Company at a conversion price equal to a 20% discount to the price per share paid for the most senior class of shares in respect of such Change of Control. All of the convertible notes payable converted into Common Stock upon the closing of the Merger at a 20% discount as specified. Refer to Note 2 above for additional information.

At the time of the execution of the PIPE Subscription Agreement, Corvus and its affiliates entered into a participation and inducement agreement with Nirland whereby Corvus agreed to provide certain payments and economic benefits to Nirland. In certain circumstances, Nirland may have a right to cause Corvus to transfer 300,484 shares held to Nirland.

Related Party Loan

The loans made to a related party were stated at a total principal amount of $0.8 million, with no balance outstanding at December 31, 2024 and December 31, 2023, respectively. The loan carried no interest, and as such, no interest receivable was recorded. The Company recorded a full reserve against the loan as the related party did not have the ability to repay the loans as of December 31, 2022. On September 22, 2023, the related party paid back a significant portion of its outstanding loan and the Company forgave the remaining portion of the loan and the Company recorded the $0.3 million payoff as a gain within general and administrative expense on the consolidated statement of operations and comprehensive income (loss), as it had previously been fully reserved.

Nirland

On August 6, 2024, the Company entered into the August 2024 Nirland Note with Nirland, a related party of the Company. The Company determined that Nirland was a related party due to Nirland’s ownership interest in the Company concurrently with the execution of the August 2024 Nirland Note. Additionally, on October 28, 2024, the Company issued the October 2024 Nirland Note to Nirland, and on October 31, 2024, the Company and Nirland amended the August 2024 Nirland Note, and on November 22, 2024, the Company and Nirland amended the August 2024 Nirland Note for a second time. Refer to Note 7, Note 8 and Note 20 above for additional information.

SARBORG

On December 12, 2024, the Company entered into the Sarborg Service Agreement with Sarborg. Dr. Andrew Regan, a member of Conduit’s board of directors, also sits on the board of directors of Sarborg but does not have an equity interest in Sarborg. During the year ended December 31, 2024, the Company recorded $0.1 million as research and development expense related to the Sarborg Service Agreement. Refer to Note 10 above for additional information.

Officers and Directors

On April 22, 2024, the Company issued in a private placement common stock purchase warrants (the “April Warrants”) to third parties which also included certain directors, to purchase up to an aggregate of 9,077 shares of the Company’s common stock, in exchange for entering into a lock-up with respect to the shares of common stock held by such holder and for such directors, $12.50 per warrant. The April Warrants are not exercisable until one year after their date of issuance. Each April Warrant is exercisable into one share of the Company’s common stock at a price per share of $312 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability.

17. Other Income (expense), net

The following table presents other income (expense), net, for the years ended December 31, 2024 and 2023 (in thousands):

	For the years ended December 31,
	2024	2023
Other income:
Recognition of Cizzle deferred revenue upon option exercise	$-	$1,480
Recognition of Vela deferred revenue upon option exercise	-	2,774
Change in fair value of Cizzle option	-	1,280
Change in fair value of Vela option	-	970
Change in fair value of warrant liability	221	81
Change in fair value of convertible note payment	2,018	-
Gain on debt extinguishment	2,473	-
Interest Income	13	15
Income Tax Refund	314	-
Unrealized foreign currency transaction gain	2	39
Other	7	115
Total other income:	5,048	6,754
Other expense:
Loss on issuance of Vela option	-	987
Change in fair value of convertible notes payable	-	426
Interest expense	577	211
Amortization of debt issuance costs	929	-
Loss on issuance of warrants	2,710	-
Loss on Debt Extinguishment	3,179	-
Realized foreign currency transaction loss	16	403
Other expense	20	-
Total other expense	7,431	2,027
Total other (expense) income, net	$(2,383)	$4,727

18. Warrants

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

On March 20, 2024, the Company issued in a private placement equity classified common stock purchase warrants (the “March 2024 Warrants”) to an investor to purchase up to an aggregate 2,600 shares of the Company’s Common Stock, in exchange for entering into a lock-up with respect to the shares of common stock held by such holder (the “March Lock-Up Agreement”). The Company recognized at $0.5 million loss on the issuance of the warrants during the year ended December 31, 2024. The Company determined that the March 2024 Warrants should be classified within equity and estimated the fair value of the warrants issued as of March 20, 2024, using a Black-Scholes option-pricing model utilizing the following assumptions:

March 20, 2024
Closing stock price	$347
Contractual exercise price	$318
Risk-free rate	4.41%
Estimated volatility	78.5%
Time period to expiration	3 Years

On April 20, 2024, the Company issued in a private placement equity classified common stock purchase warrants (the “April 2024 Warrants”) to shareholders’ of the Company to purchase up to an aggregate 14,477 shares of the Company’s Common Stock, in exchange for (1) $12.50 per warrant and (2) entering into a lock-up with respect to the shares of common stock held by such holders (the “April Lock-Up Agreement”). 9,077 of the total April 2024 Warrants issued were issued to directors, related parties and management of the Company. The Company received cash of $0.2 million and recognized a $2.2 million loss on the issuance of the warrants during the year ended December 31, 2024. The Company determined that the April 2024 Warrants should be classified within equity and estimated the fair value of the warrants issued as of April 20, 2024, using a Black-Scholes option-pricing model utilizing the following assumptions:

April 20, 2024
Closing stock price	$308
Contractual exercise price	$312
Risk-free rate	4.81%
Estimated volatility	78.3%
Time period to expiration	3 Years

As partial consideration for the Advance issued to the Company by A.G.P. on October 29, 2024, the Company issued A.G.P. Warrants (the “A.G.P. 2024 Warrants”) to purchase up to 28,625 shares of the Company’s Common Stock at an exercise price of $0.1048 per share. The Company determined that the A.G.P. 2024 Warrants should be classified as a liability and estimated the fair value of the warrants as of October 29, 2024, and December 31, 2024, using a Black-Scholes option-pricing model. Refer to Note 3 above for additional information.

Equity Classified Warrants

Pursuant to MURF’s initial public offering, the Company sold 132,250 units at a price of $10.00 per unit. Each unit consisted of one share of MURF Class A common stock and one redeemable Publicly Traded Warrant. Each whole Publicly Traded Warrant entitled the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The warrants are publicly traded on The Nasdaq Capital Market under the trading symbol CDTTW.

Simultaneously with the closing of its initial public offering, MURF consummated the private sale to the Sponsor of 7,540 private placement units at a price of $10.00 per private placement unit. Each private placement unit was comprised of one share of MURF Class A common stock and one Private Placement Warrant. Each Private Placement Warrant was exercisable to purchase one share of MURF Class A common stock at a price of $11.50 per share, subject to adjustment. The private placement units (including the Class A common stock issuable upon exercise of the warrants included in the private placement units) were not transferable, assignable, or saleable until 30 days after the completion of a Merger, subject to certain exceptions.

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

Conduit may call the Publicly Traded Warrants in whole and not in part, at a price of $1.00 per warrant,

●	upon not less than 30 days’ prior written notice of redemption to each Publicly Traded Warrant holder; and

●

if, and only if, the reported last sale price of the Common Stock equals or exceeds $1,800.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the Publicly Traded Warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.

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

As summarized above, the Company has the option to redeem all of the Publicly Traded Warrants at a cash price of $0.01 per warrant during the exercisability period if the Company’s common stock has closed at a trading price above $18.00 for 20 days during a 30-day trading window. Management notes that this option is within the Company’s control, therefore it does not represent an “obligation” and does not create a liability under ASC 480. Management considered the guidance within ASC 815-40-15-7A, noting that an exercise contingency would not preclude permanent equity classification if all of the other equity criteria are met. As all other criteria to be classified as permanent equity are met, the Publicly Traded Warrants are classified as permanent equity on the Consolidated Balance Sheets.

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

The April 2024 Warrants are not exercisable until one year after their date of issuance. Each April 2024 Warrant is exercisable into one share of the Company’s Common Stock at a price per share of $312 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the April 2024 Warrants. Notwithstanding the foregoing, the April 2024 Warrants shall vest, and not be subject to forfeiture, with respect to 25% of such March 2024 Warrants commencing on the 90th day after the date of the April Lock-Up Agreement and 25% on each subsequent 90-day anniversary, in each case vesting only if the holder agrees to continue to have its shares of common stock remain locked up pursuant to the April Lock-Up Agreement on such date.

Liability Classified Warrants

As discussed in Note 2, 20,000 PIPE Warrants were issued to the PIPE Investors as of the closing of the Merger pursuant to subscription agreements. The warrants provide the PIPE Investors the right to purchase up to 20,000 shares of Common Stock at an exercise price of $1,150. Additionally, on the Closing Date of the Merger, the Company issued 540 A.G.P. Warrants to an advisor for services provided directly related to the Merger. The warrants provide the advisor the right to purchase up to 540 shares of Common Stock at an exercise price of $1,100 per share.

The warrants issued to the PIPE Investors and the advisor contain materially the same terms and are exercisable for a period of five years, beginning on October 22, 2023.

The PIPE Warrants are exercisable for cash or on a cashless basis, at the holder’s option. The PIPE Warrants are not redeemable by the Company.

The A.G.P. Warrants are exercisable for cash or on a cashless basis, at the holder’s option. The Company may call the A.G.P. Warrants for redemption, in whole and not in part, at any time after the A.G.P. Warrants become exercisable and prior to their expiration, at a price of $1.00 per A.G.P. Warrant,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the reported last sale price of the Common Stock equals or exceeds $1,800 per share (as adjusted for stock splits, stock dividends, recapitalizations and other similar events) for any 20 trading days within a 30-trading day period commencing once the A.G.P. Warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders; and

●	provided there is a current registration statement in effect with respect to the shares of Common Stock underlying the A.G.P. Warrants for each day in the 30-trading day period and continuing each thereafter until the redemption date.

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

The exercise of the A.G.P. 2024 Warrants and the issuance of the shares of Common Stock underlying the Warrants is subject to stockholder approval under applicable rules and regulations of Nasdaq. The warrants are exercisable for a period of five years, beginning on the stockholder approval date. The A.G.P 2024 Warrants are exercisable for cash, or on a cashless basis if at the time of exercise there is no effective registration statement registering the resale of the warrant shares. The A.G.P. 2024 Warrants are not redeemable by the Company. On October 29, 2024, the Company recorded a warrant liability of $0.2 million. As part of the special meeting of stockholders taking place on January 9, 2025, the stockholders approved the issuance of up to an aggregate of 28,625 shares of the Company’s common stock upon exercise of the A.G.P. 2024 Warrants.

The PIPE Warrants, A.G.P. Warrants, and the A.G.P 2024 Warrants (collectively the “Liability Classified Warrants”) are classified as derivative liabilities because they do not meet the criteria in ASC 815-40 to be considered indexed to the entity’s own stock as the warrants could be settled for an amount that is not equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Liability Classified Warrants are initially measured at fair value and are remeasured at fair value at subsequent financial reporting period end dates and upon exercise (see Note 7 for additional information regarding fair value).

On December 11, 2024, the Company reduced the exercise price of the PIPE Warrants to be $8.83, at which time all PIPE Warrants were exercised. The Company received approximately $0.2 million of proceeds from the exercise of the Warrants, all of which was used to pay down the October 2024 Nirland Note.

For the years ended December 31, 2024, and December 31, 2023, the Company remeasured the fair value of the Liability Classified Warrants and recorded a gain on the change in the fair value of $0.2 million and $0.1 million, respective. The gains were recorded to other income (expense), net, on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024 and December 31, 2024, the balance sheets contained warrant liabilities of $0.1 million and $0.01 million, respectively.

19. Segments

The Company has one operating segment focused on the research and development of clinical assets. The accounting policies of the single operating segment are identical to those described in Note 1. The CODM, which the Company has identified as David Tapolczay, Chief Executive Officer, manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated net loss, which is reported on the consolidated statements of operations and comprehensive income (loss). Depreciation expense, amortization expense, stock-based compensation expense, and non-cash lease expense are significant noncash items included in consolidated net loss reviewed by the CODM and are reported on the consolidated statements of cash flows. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the chief operating decision maker and are reported on the consolidated statements of cash flows.

The CODM uses consolidated net loss and budget-to-actual variances to assess the performance of the operating segment and determine if the Company is progressing towards its goals.

The following table presents certain financial data for the Company’s reportable segment (in thousands):

	December 31,
	2024	2023
Research & development expense – new licenses	$3,114	$—
Research & development expense – clinical asset development	264	90
General and administrative expenses – legal & professional fees	2,258	314
General and administrative expenses – accounting & audit fees	1,625	3,064
General and administrative expenses – salaries, payroll and stock-based compensation	4,098	721
General and administrative expenses – other	4,060	1,073
Loss from segment operations	$15,419	$5,262

Other segment items consist of the items within Note 17 to the consolidated financial statements.

20. Subsequent Events

Reverse Stock Split

On January 24, 2025, the Company effected the Reverse Stock Split, pursuant to which every 100 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock, subject to the treatment of fractional shares as previously described, without any action on the part of the holders. For a description of the Reverse Stock Split, refer to Note 1 above.

Nirland Notes Repayment

On February 7, 2025, the Company fully repaid its outstanding October 2024 Nirland Note to Nirland Limited in the principal amount of $600,000. This payment settled all obligations under the October 2024 Nirland Note.

With respect to the August 2024 Nirland Note, the Lender converted approximately $1.7 million of the original principal amount of $2,650,000 under into shares of common stock of the Company. Of the $1.7 million of original principal that was converted into shares of common stock of the Company, $0.1 million was converted on December 12, 2024, while the remaining $1.6 million was converted between January 13, 2025 and February 10, 2025. On February 13, 2025, the Company paid the remaining outstanding portion of the August 2024 Nirland Note, approximately $0.9 million, and, accordingly, satisfied all of its obligations in all respects to Nirland. As a result of satisfying its obligations under the August 2024 Nirland Note, all of the Company’s assets are once again free and clear of any liens, security interests or encumbrances.

March 2023 Convertible Note Repayment

On March 13, 2025, the Company fully repaid its outstanding March 2023 Convertible Note. The Company notes that the note holder agreed on March 6, 2025 to reduce the principal from $0.8 million to $0.7 million. This payment settled all obligations under the March 2023 Convertible Note. The March 2023 Convertible Note Repayment was considered to be in default until payment on March 13, 2025.

Nasdaq Stock Market Correspondence and Subsequent Nasdaq Capital Market Listing

On February 11, 2025, the Company presented its plan of compliance to The Nasdaq Stock Market LLC Hearing Panel (the “Panel”) and requested an extension of time to achieve compliance with Nasdaq Listing Rules, the Minimum Bid Price (“Bid Price”), Market Value of Publicly Held Shares (“MVPHS”) and Market Value of Listed Securities (“MVLS”) rules, respectively.

On March 5, 2025, the Company received a written notification from the Panel confirming it has granted the Company such an extension for the Company to regain compliance with the MVPHS and MVLS rules, provided that the Company, (i) on or before March 12, 2025, files an application to transfer to the Nasdaq Capital Market, which application was submitted on March 7, 2025, and (ii) on or before March 31, 2025, demonstrates compliance with all Nasdaq listing rules, which it intends to do. Additionally, the Company was also notified in the Notice that as of February 26, 2025, it had regained compliance with the Bid Price rule. The Company notes that there is no assurance that the Company can maintain ongoing compliance with the Bid Price Rule. The Company expects to submit its compliance document with respect to the MVPHS and MVLS rules which will be subject to review by the Panel. The Panel, may, in its discretion, request additional information before determining that the Company has complied with the terms of the exception. There can be no assurances that the Panel’s decision will agree with the Company’s compliance document.

Common Stock Issuances in Relation to the Sales Agreement

The Company increased the aggregate offering price under the Sales Agreement to up to $4,835,433, $8,183,156, $13,450,017, $17,816,270, and $23,922,782 on January 15, 2025, February 6, 2025, February 10, 2025, February 19, 2025, and March 10, respectively. From January 22, 2025 through the issuance of the Company’s consolidated financial statements, the Company sold 4,345,913 shares of the Company’s Common Stock through the Sales Agreement. The Company received proceeds of $8.1 million, net of commissions payable to A.G.P. of $0.2 million. As of the financial statement filing date, the Company has $12.0 million available under the Sales Agreement.

