Form 10-Q
period 2025-03-31
CONDUIT PHARMACEUTICALS INC.
filed 2025-05-15
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41245

CONDUIT PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	87-3272543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4581 Tamiami Trail North, Suite 200 Naples, Florida	34103
(Address of Principal Executive Offices)	(Zip Code

(646) 491-9132
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	CDT	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $1,150.00	CDTTW	The Nasdaq Stock Market LLC

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

As of May 14, 2025, there were 11,961,460 shares of common stock, $0.0001 par value of the registrant issued and outstanding.

CONDUIT PHARMACEUTICALS INC.

Form 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended March 31, 2025 contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. This includes, without limitation, statements regarding the financial position and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors,” those described in our Annual Report on Form 10-K for the year ended December 31, 2024, under “Item 1A. Risk Factors,” filed with the U.S. Securities and Exchange Commission (the “SEC”). You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report.

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,130	$554
Prepaid R&D services- related party (see Note 7 and Note 12)	1,814	380
Prepaid R&D services (see Note 7)	279	-
Prepaid expenses and other current assets	1,726	1,781
Total current assets	5,949	2,715
Operating lease right-of-use assets. net	234	263
Property, plant and equipment, net	41	40
Prepaid expenses and other long-term assets	1,097	1,175
Total assets	$7,321	$4,193
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$714	$1,428
Accrued expenses and other current liabilities	1,045	1,963
Operating lease liability, current portion	126	119
Convertible promissory note payable	-	800
Convertible promissory notes payable at fair value	2,663	2,985
Convertible promissory notes payable at fair value – related parties	-	2,871
Notes payable	-	150
Notes payable – related parties	-	425
Total current liabilities	4,548	10,741
Operating lease liability, non-current portion	78	107
Derivative warrant liability	8	138
Total liabilities	4,634	10,986

Commitments and contingencies (see Note 15)

Stockholders’ equity (deficit)
Common stock, par value $0.0001; 250,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively, 9,512,058 shares and 1,384,801 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	19	14
Preferred stock, par value $0.0001; 1,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; nil shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Additional paid-in capital	36,569	21,880
Accumulated deficit	(34,247)	(29,101)
Accumulated other comprehensive income	346	414
Total stockholders’ equity (deficit)	2,687	(6,793)
Total liabilities and stockholders’ equity (deficit)	$7,321	$4,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended March 31,
	2025	2024
Operating expenses:
Research and development expenses	$1,309	$128
General and administrative expenses	2,700	2,827
Total operating expenses	4,009	2,955
Operating loss	(4,009)	(2,955)
Other income (expense):
Other income (expense), net	(969)	(487)
Interest income	8	9
Interest expense	(176)	(119)
Total other (expense) income, net	(1,137)	(597)
Net loss	$(5,146)	$(3,552)
Basic and diluted net loss per share	$(1.32)	$(4.81)
Basic weighted-average common shares outstanding	3,885,758	738,295
Diluted weighted-average common shares outstanding	3,885,758	738,295
Comprehensive loss:
Foreign currency translation adjustment	(68)	(23)
Total comprehensive loss	$(5,214)	$(3,575)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ Equity
	Shares	Amount	capital	deficit	income	(deficit)

Balance at January 1, 2025	1,384,801	$14	$21,880	$(29,101)	$414	$(6,793)
Issuance of common stock for services	2,450,191	1	2,211	-	-	2,212
Issuance of common stock under the ATM program	4,345,866	1	8,167	-	-	8,168
Issuance of common stock upon exercise of conversion option	1,331,200	3	4,077	-	-	4,080
Stock-based compensation	-	-	234	-	-	234
Foreign currency translation adjustment	-	-	-	-	(68)	(68)
Net loss	-	-	-	(5,146)	-	(5,146)
Balance at March 31, 2025	9,512,058	19	36,569	(34,247)	346	2,687

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit

Balance at January 1, 2024	738,295	$7	$10,424	$(11,299)	$411	$(457)
Issuance of Warrants for lock-up	-	-	502	-	-	502
Stock-based compensation	-	-	431	-	-	431
Foreign currency translation adjustment	-	-	-	-	(23)	(23)
Net loss	-	-	-	(3,552)	-	(3,552)
Balance at March 31, 2024	738,295	$7	$11,357	$(14,851)	$388	$(3,099)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months ended March 31,
	2025	2024
Cash flows used in operating activities:
Net loss	$(5,146)	$(3,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt extinguishment, net	1,840	-
Unrealized foreign exchange loss (gain)	(26)	6
Gain on debt extinguishment	(274)	-
Gain on change in fair value of warrants	(130)	(19)
Gain on waiver of accrued interest	(371)	-
Operating lease obligations	29	(25)
Issuance of warrants for lock-up	-	502
Stock-based compensation expense	234	431
Non-cash interest expense	167	79
Depreciation expense	5	-
Amortization of financed Directors and Officers insurance	369	422
Amortization Expense	185	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(255)	(153)
Accounts payable	(721)	(97)
Accrued expenses and other liabilities	(207)	49
Lease liability	(28)	-
Net cash flows used in operating activities	(4,329)	(2,357)
Cash flows used in investing activities:
Purchases if property and equipment	(4)	-
Net cash flows used in investing activities	(4)	-
Cash flows provided by financing activities:
Proceeds from issuance of common shares related to ATM program	8,061	-
Repayment of notes payable – related parties	(425)	-
Repayment of notes payable	(151)	-
Repayment of convertible notes payable - related parties	(927)	-
Repayment of convertible notes payable	(631)	-
Net cash flows provided by financing activities	5,927	-
Net change in cash and cash equivalents before effect of exchange rate changes	1,594	(2,357)
Effect of exchange rate changes on cash and cash equivalents	(18)	(27)
Net change in cash	1,576	(2,384)
Cash and cash equivalents at beginning of period	554	4,228
Cash and cash equivalents at end of period	$2,130	$1,844

Non-cash investing and financing activities
Right of Use Asset obtained in exchange for Operating Lease Liabilities	$-	$350
Issuance of Common Stock Upon Exercise of Conversion Option	$4,077	$-

Supplemental Cash Disclosures
Cash paid for interest	$170	$80

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDUIT PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies

Conduit Pharmaceuticals Inc., a Delaware corporation (“Conduit” or the “Company”), is a dynamic, multi-asset clinical stage, life science company delivering an efficient model for compound development. Conduit both acquires and funds the development of Phase 2-ready assets, building an integrated and advanced platform-driven approach powered by artificial intelligence (AI) and cybernetics, and seeking an exit through third-party license deals following successful clinical trials. Our novel approach addresses unmet medical needs and lengthens the intellectual property for our existing assets through cutting-edge solid-form technology with the expectation of commercializing these products with life science companies. Led by a highly experienced team of executives including Dr. Andrew Regan and Dr. Freda Lewis-Hall, this novel approach is a departure from the traditional pharma/biotech business model of taking assets through regulatory approval. At this time, we do not expect that we will commercialize any clinical assets or seek marketing approval from the FDA (or similar organizations) as we intend to enter into agreements with third parties for each such clinical asset that would provide that such third party would pursue the further development, commercialization, and marketing of such assets.

On September 22, 2023 (the “Closing Date”), a merger transaction between Conduit Pharmaceuticals Limited (“Old Conduit”), Murphy Canyon Acquisition Corp (“MURF”) and Conduit Merger Sub, Inc., a Cayman Islands exempted company and a wholly owned subsidiary of MURF (“Merger Sub”), was completed (the “Merger”) pursuant to the initial merger agreement dated November 8, 2022 and subsequent amendments to the merger agreement dated January 27, 2023 and May 11, 2023 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on the Closing Date, (i) Merger Sub merged with and into Old Conduit, with Old Conduit surviving the merger as a wholly-owned subsidiary of MURF, and (ii) MURF changed its name from Murphy Canyon Acquisition Corp. to Conduit Pharmaceuticals Inc. The common stock of the Company commenced trading on The Nasdaq Global Market under the symbol “CDT” on September 25, 2023, and the Company’s warrants commenced trading on The Nasdaq Capital Market under the symbol “CDTTW” on September 25, 2023.

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

The accompanying interim unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with U.S. GAAP and, in the opinion of the Company, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025, and its results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and March 31, 2024. The condensed consolidated balance sheet at December 31, 2024, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported stockholders’ equity (deficit) or net loss.

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

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has generated significant losses and as of March 31, 2025, the Company had an accumulated deficit of $34.2 million. As of March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents of $2.1 million and $0.6 million, respectively. For the three months ended March 31, 2025 and 2024, the Company had net losses of $5.1 million and $3.6 million, respectively, and cash used in operating activities of $4.3 million and $2.4 million, respectively.

Management has determined that it does not have sufficient cash and other sources of liquidity to fund its current business plan. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for at least the next 12 months from the financial statement filing date.

The Company’s expectation is to generate operating losses and negative operating cash flows in the future and will need additional funding to support its current business plan in addition to the remaining at the market offering program (the “Sales Agreement”) of approximately $12.0 million (see Note 10), as of the financial statement issuance date. Management’s plans to alleviate the conditions that raise substantial doubt through the pursuit of additional cash resources through public or private equity or debt financings. However, there is no assurance that such funding will be available when needed or on acceptable terms. If additional funding is not available when required, the Company would need to delay or curtail its operations and its research and development activities until such funding is received, all of which could have a material adverse effect on the Company and its financial condition

These financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Reverse Stock Split

On January 24, 2025, the Company amended its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effect a 1-for-100 reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). As a result of the reverse stock split, every 100 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. All historical share and per-share amounts reflected throughout the accompanying consolidated financial statements and other financial information in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the 2025 Reverse Stock Split as if the split occurred as of the earliest period presented. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split were entitled to a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing price per share of the common stock (as adjusted to give effect to the Reverse Stock Split) on The Nasdaq Global Market on January 24, 2025.

Other Risks and Uncertainties

The Company is subject to risks common to companies in the development stage and pharmaceutical industry including, but not limited to, uncertainties related to pre-clinical and clinical outcomes competitor products, regulatory approvals, dependence on key products, dependence on key suppliers and protection of intellectual property rights (see Note 15 for details on a claim against our AZD 1656 co-crystal patent). Clinical assets currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance and reporting capabilities. Even if the Company’s efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue and cash flow from royalties or product sales.

The Company licenses clinical assets from AstraZeneca. See Note 7. If there is a breach or other termination of such agreements, there could be a material adverse effect on the Company’s business, financial condition, operating results, and prospects.

The Company is also subject to risks associated with the Nasdaq Stock Market (“Nasdaq”) correspondence and subsequent Nasdaq Capital Market Listing application.

In August 2024, the Company received deficiency letters from Nasdaq notifying the Company that it was not in compliance with Listing Rule 5450(a)(1) (the “Bid Price Rule”), Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”) and Listing Rule 5450(b)(2)(A) (the “MVLS Rule”, together with the Bid Price Rule and the MVPHS Rule, the “Rules”). The Company had until February 10, 2025, and February 11, 2025, to regain compliance with the Rules. On December 17, 2024, Nasdaq issued a letter to the Company that as of December 17, 2024, it determined that the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days. As a result, Nasdaq had determined to delist the Company’s common stock and redeemable warrants from The Nasdaq Global Market, on December 27, 2024. The Company subsequently requested and received a hearing (the “Nasdaq Hearing”) from the Nasdaq Hearings Panel (the “Panel”). The Company submitted a written plan of compliance to cure its Rule deficiencies to Nasdaq on January 22, 2025, and attended the Nasdaq Hearing for the Company on February 11, 2025. On March 5, 2025, the Company received a written notification (the “Notice”) from the Panel confirming it has granted the Company such an extension for the Company to regain compliance with the MVPHS and MVLS rules, provided that the Company, (i) on or before March 12, 2025, files an application to transfer to the Nasdaq Capital Market, which application was submitted on March 7, 2025, and (ii) on or before March 31, 2025, demonstrates compliance with all Nasdaq listing rules, which the Company believe it has. To date, the Company has not been notified by Nasdaq whether its application to transfer to the Nasdaq Capital has been accepted and the Company continues to trade on the Nasdaq Global Market. Additionally, the Company was also notified in the Notice that as of February 26, 2025, it had regained compliance with the Bid Price Rule. There is no guarantee that the Company can maintain ongoing compliance with the Bid Price Rule.

Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents are primarily maintained with major financial institutions in the United States and the United Kingdom. The Company considers cash equivalents to be short-term, highly liquid investments that (a) are readily convertible into known amounts of cash, (b) are traded and held for cash management purposes, and (c) have original maturities of three months or less at the time of purchase. The UK bank account, with a year-end balance of approximately £206,000 (or approximately $266,000) exceeds the country’s deposit limit of £85,000 (approximately $110,000). The Company’s US depository bank participates in the Demand Deposit Marketplace program, insuring deposits up to $10 million by sweeping amounts in excess of the $250,000 deposit insurance limit among participating banks. The Company has not experienced any losses on any accounts through the three months ended March 31, 2025.

The Company had $2.1 million and $0.6 million in cash and cash equivalents on hand as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, $4,000 of the Company’s $2.1 million cash and cash equivalents balance was invested in money market funds. The money market funds do not have significant liquidity restrictions that would require the exclusion from cash and cash equivalents

Fair Value Measurements

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

As of March 31, 2025, the Company has two financial liabilities, warrant liabilities for which the fair value is determined based on Level 2 and Level 3 inputs, and convertible debt carried at fair value for which the fair value is determined based on Level 3 input. The Level 2 inputs are valued based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar instruments in active markets. The level 3 inputs as such inputs are based on unobservable inputs and require significant judgement.

Fair Value Option

The Company has elected the fair value measurement option for convertible debt with embedded derivatives that would otherwise require bifurcation and has recorded the entire hybrid financial instrument at fair value under the guidance in ASC 825, Financial Instruments. As a result, the August 2024 Nirland Note was recorded at fair value subsequent to the Second Amendment and the A.G.P. Convertible Note was recorded at fair value upon issuance. The notes will subsequently be remeasured at fair value each reporting date until settled or converted. The Company reports interest expense, including accrued interest, related to the convertible debt under the fair value option, separately from within the change in fair value of the convertible debt in the accompanying condensed consolidated statement of operations and comprehensive loss. Any changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income.

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the research and development of our clinical assets and programs, see Note 7 for further discussion of research and development expense. Conduit holds all licenses to conduct clinical research through a third-party pharmaceutical company. The Company expenses research and development costs and intangible assets acquired that have no alternative future use as incurred. These expenses include:

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

The Equity Classified Warrants are recorded in stockholders’ equity (deficit) and the Liability Classified Warrants are recorded as liabilities in the Consolidated Balance Sheet. The Liability Classified Warrants are remeasured each period with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Loss.

Foreign Currency Translation

The Company translated the assets and liabilities of foreign subsidiaries from their respective functional currency, the British pound, to United States dollars at the appropriate spot rates as of the balance sheet date. Income and expenses of operations are translated to United States dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the accompanying consolidated statements of changes in stockholders’ equity (deficit). Non-monetary items in the subsidiaries’ functional currency are re-measured into the reporting currency at the historical exchange rate (i.e., the rate of exchange at the date of the transaction).

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 modifies the reporting requirements for income tax disclosures related to effective tax rates and cash income taxes paid. Pursuant to ASU 2023-09, public business entities are required to disclose certain categories in the income tax rate reconciliation, as well as additional information for reconciling items that meet a specific quantitative threshold. Additionally, ASU 2023-09 requires annual disclosures of income taxes paid for all entities, including the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions.  ASU 2023-09 is effective for the Company in its annual reporting for fiscal 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company does not plan to adopt this standard early. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.

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

2. Fair Value

During the period ended March 31, 2025, there were no transfers between Level 1 and Level 2, nor into or out of Level 3. The following table presents as of March 31, 2025 the Company’s liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4	$-	$-	$4
Total Assets	$4	$-	$-	$4

Liabilities:
Convertible note payable, at fair value	$-	$-	$2,663	$2,663
Liability Classified Warrants	-	-	8	8
Total Liabilities	$-	$-	$2,671	$2,671

The following table presents as of December 31, 2024 the Company’s liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$192	$-	$-	$192
Total Assets	$192	$-	$-	$192

Liabilities:
Convertible notes payable, at fair value	$-	$-	$5,856	$5,856
Liability Classified Warrants	-	-	138	138
Total Liabilities	$-	$-	$5,994	$5,994

Cash equivalents consist of highly liquid money market funds with maturities of three months or less and are reflected in the Condensed consolidated balance sheets at carrying value, which approximates fair value due to their short-term nature.

The following table presents additional information about the Convertible Notes Payable subject to measurement at fair value on a recurring basis and warrant liabilities, for which the Company used significant unobservable inputs (Level 3) (in thousands):

	Convertible Notes Payable	Liability Classified Warrants
Balance as of December 31, 2024	$5,856	$138
Repayment of convertible note	(1,054)	-
Change in fair value	(2,139)	(131)
Balance as of March 31, 2025	$2,663	$7

Convertible Notes Payable

As discussed in Note 4, on October 31, 2024, the Company and Nirland agreed to amend the Senior Secured Promissory Note entered into by the Company and Nirland on August 6, 2024 (the “August 2024 Nirland Note”), whereby the August 2024 Nirland Note was amended to provide for the conversion of the August 2024 Nirland Note into shares of common stock, at Nirland’s discretion, in a multiple of any unpaid amounts, if not otherwise previously paid, pursuant to the conversion rate contained therein. The August 2024 Nirland Note was then amended for a second time on November 22, 2024. On February 12, 2025, the August 2024 Nirland Note was repaid in full.

Additionally, as discussed in Note 4, during November 2024, the Company issued to A.G.P. a convertible promissory note (the “A.G.P. Convertible Note”) in the principal amount of $5.7 million to evidence the A.G.P.’s currently owed deferred commission payable.

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

As of March 31, 2025, no obligations remain under the August 2024 Nirland Note (refer to Note 4 for details) and therefore only the fair value of the A.G.P. Convertible Note was estimated using a binomial lattice model.

The following table outlines the range of significant unobservable inputs used in calculating the fair value of the A.G.P. Convertible Note as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Stock Price	$0.78	$6.90
Term (years)	0.65	0.9
Corporate bond yield	11.1%	9.0%
Credit Spread	26.2%	26.2%
Probability of Default	40%	40%
Recovery upon default	0%	0%
Volatility	167.0%	101.6%

Liability Classified Warrants

The A.G.P. 2024 Warrants, as defined in Note 14, are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liabilities in the condensed consolidated balance sheets. Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

The measurement of the A.G.P. 2024 Warrants is classified as Level 3 due to the use of an option-pricing model that utilizes unobservable inputs and requires significant judgement. The Company estimated the fair value of the A.G.P. 2024 Warrants as of March 31, 2025 and December 31, 2024, utilizing a Black-Scholes option-pricing model with the following assumptions:

	March 31, 2025	December 31, 2024
Closing stock price	$0.78	$6.90
Contractual exercise price	$10.48	$10.48
Risk-free rate	4.78%	4.38%
Estimated volatility	97.0%	98.6%
Time period to expiration (in years)	4.78	5.0

3. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	As of	As of
	March 31, 2025	December 31, 2024

Prepaid directors’ and officers’ insurance	$897	$1,187
Prepaid expenses	341	85
Prepaid expenses – related parties	-	20
Other receivables	488	489
Total prepaid expenses and other current assets	$1,726	$1,781

Accrued Expenses and other current liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	As of	As of
	March 31, 2025	December 31, 2024

Accrued professional fees	$546	$242
Accrued board of director fees	-	101
Accrued research & development costs	16	280
Accrued payroll	8	51
Accrued legal contingency	402	389
Accrued interest	-	383
Accrued commission payable	-	107
HMRC payable	58	396
Other	15	14
Total accrued expenses and other current liabilities	$1,045	$1,963

4. Convertible Notes Payable

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

On March 6, 2025, the Company reached a Settlement Agreement (the “Settlement Agreement”) with the loan holder to pay $0.7 million in order to settle the March 2023 Convertible Note in full. The Company repaid the loan holder the settlement amount of $0.7 million on March 13, 2025. The Settlement Agreement and subsequent repayment was treated as a debt extinguishment under ASC 470-50. During the three months ended March 31, 2025, the Company recorded a gain on debt extinguishment of $0.1 million, calculated as the difference between (i) the $0.8 million carrying value of the Convertible Promissory Note Payable immediately prior to the amendment (ii) the $0.7 million repayment of the March 2023 Convertible Note. The $0.1 million gain on debt extinguishment was recorded within other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025.

In connection with the Settlement Agreement, the Company entered into a consulting agreement with a third party to negotiate the settlement of the convertible note with the loan holder on behalf of the Company. In exchange for negotiating the Settlement Agreement, the Company agreed to pay $0.1 million through the issuance of shares of Common Stock or cash. On March 31, 2025, the Company issued 73,074 shares of Common Stock. The number of shares issued was determined based on the agreement amount of $0.1 million, divided by the closing share price on March 28, 2025 (prior trading date) of $0.89. The $0.1 million was recorded as interest expense in the condensed consolidated statement of operations and comprehensive income loss for the three months ended March 31, 2025.

For the three months ended March 31, 2025, and March 31, 2024, the Company incurred interest expense on the Convertible Promissory Note Payable of $0 and $40,000, respectively.

August 2024 Nirland Note

On August 6, 2024, the Company entered into August 2024 Nirland Note with Nirland, a related party of the Company, pursuant to which the Company issued and sold to Nirland the August 2024 Note in the original principal amount of $2.7 million, inclusive of a $0.5 million original issuance discount. See Note 11 for further reference to the relationship between the Company and Nirland. Of the total amount of the August 2024 Nirland Note, $1.7 million was issued upon execution of the August 2024 Nirland Note. The balance of $0.5 million was provided to the Company when the shares were registered for resale in September 2024. In the event the Company completes any public or private equity or debt financing, the Company shall be required to mandatorily prepay (“Mandatory Prepayment Right”), any amounts that may be then outstanding under the August 2024 Nirland Note, within two business days following the closing of such financing, in an amount of no less than 75% of the net proceeds received. Per the terms of the August 2024 Nirland Note, the Company was prohibited from entering into a variable rate transaction without prior written consent from Nirland. The August 2024 Nirland Note bore interest at a rate of 12% per annum, accruing daily on a 365-day basis, payable monthly in arrears as cash, or accrued at Nirland’s discretion. The August 2024 Nirland Note was scheduled to mature 12 months from August 6, 2024.

On October 31, 2024, the Company and Nirland amended the August 2024 Nirland Note (the “First Amendment”), whereby the August 2024 Nirland Note was amended to (i) provide for the conversion of the August 2024 Nirland Note into shares of Common Stock, at Nirland’s discretion, in a multiple of any unpaid amounts, if not otherwise previously paid, pursuant to the conversion rate contained therein, (ii) remove Nirland’s Mandatory Prepayment Right, and (iii) remove Nirland’s right of first refusal to participate in any future equity or debt offerings of the Company. The number of shares of Common Stock issuable upon conversion of any Conversion Amount would be determined by dividing (x) such conversion amount by (y) the conversion price. Conversion amount means two and one quarter times the sum of (x) portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest with respect to such portion of the principal amount, if any. Conversion price means, as of any conversion date or other date of determination, $10.00, subject to adjustment as provided within the amended agreement.

The Company evaluated the conversion feature of this note offering for embedded derivatives in accordance with ASC 815, Derivatives and Hedging, and the substantial premium model in accordance with ASC 470, Debt. Based on our assessment, separate accounting for the conversion feature of this note offering is not required and will be accounted for under the substantial premium model. Under the substantial premium model, the excess above the fair value of the August 2024 Nirland Note will be recorded in additional paid-in-capital. The August 2024 Nirland Note was carried at amortized cost using the effective interest method. The Company accounted for the First Amendment as a debt extinguishment, as the First Amendment added a substantive conversion option.

On November 22, 2024, the Company and Nirland entered into a Second Amendment to the August 2024 Nirland Note (the “Second Amendment”). Pursuant to the Second Amendment, the August 2024 Nirland Note may not be converted (other than partial conversions that may be permitted pursuant to the rules and regulations of Nasdaq (or any successor entity)) prior to receipt of stockholder approval to provide for such conversion of the August 2024 Nirland Note, and subsequent issuance of the Company’s Common Stock, pursuant to the stockholder approval rules under the rules and regulations of The Nasdaq Stock Market. If the Company had not held a special meeting of the stockholders to approve the full conversion of the August 2024 Nirland Note on or before January 9, 2025, then the Company was obligated to pay Nirland a penalty of $0.1 million per day until the special meeting was held. In addition, the existing conversion rate was amended to be two and one half times the sum of (x) the portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest (including default interest) with respect to such portion of the principal amount, if any divided by $0.10, prior to the Reverse Stock Split, (or following any reverse splits that may occur in a ratio greater than 10 to 1, the lower of such reverse split price and the market price per share at the time of the Conversion Date, but in no event less than $1.00), subject to adjustment as provided therein and to take into account any future share splits or reverse splits to maintain the economic equivalence of the conversion rights as at the amendment effective date. The Company notes that the reverse split provision in the preceding sentence was tripped, effective January 25, 2025, following the 1-for-100 reverse stock split that occurred on that date.

As of the Second Amendment, the Company elected to account for the August 2024 Nirland Note at fair value under ASC 825. The Company determined that the amendment to the conversion features present in the Second Amendment fall under the guidance within ASC 825 that notes that if a significant modification of debt occurs an entity is able to make an accounting election on that date to account for that debt under the fair value option. At the end of each reporting period, the Company calculates the fair value of the August 2024 Nirland Note, and any changes in fair value are reported in the current period’s condensed consolidated statements of operations and comprehensive loss.

The Company remeasured the fair value of the August 2024 Nirland Note as of the Second Amendment date and calculated a fair value of $4.5 million using a binomial lattice model. On December 9, 2024, and prior to obtaining shareholder approval, Nirland exercised their conversion option and converted $0.1 million of principal for 23,000 shares of common stock pursuant to the rules and regulations of the Nasdaq. As of December 31, 2024, $2.6 million of principal and accrued interest remained outstanding and the August 2024 Nirland Note had a fair value of $2.8 million.

During January and February 2025, Nirland exercised their conversion option and converted $1.8 million of principal in exchange for 901,200 shares of common stock. In total the Company issued common stock with a fair value of $3.7 million based on the closing stock price on each conversion date and recorded a loss on the change in fair value of $1.9 million, calculated as the difference between the fair value of the shares issued and the portion of principal and interest settled. On February 12, 2025, the Company repaid the remaining unpaid principal and interest of $0.9 million in cash and recorded a gain on extinguishment of $0.1 million, calculated as the difference between the remaining fair value of August 2024 Nirland Note, less the amount of cash paid. As of March 31, 2025, no obligations remained under the August 2024 Nirland Note.

For the three months ended March 31, 2025, the Company recorded $24,000 of interest expense, presented within Interest expense, net, in the condensed consolidated statement of operations and comprehensive loss.

A.G.P. Convertible Note

On November 25, 2024, the Company issued to A.G.P. the “A.G.P. Convertible Note in the principal amount of $5.7 million to evidence A.G.P.’s currently owed deferred commission payable. Refer to Note 6 for additional information. Unless earlier converted as specified in the Convertible Note, the principal amount, plus all accrued but unpaid interest, is due on November 25, 2025 (the “Maturity Date”). The convertible promissory note accrues interest at 5.5% per annum.

At any time prior to the full payment of the convertible promissory note, provided that the A.G.P. has given at least three business days written notice to the Company, A.G.P., in its sole discretion, may elect to have all or any portion of the outstanding principal amount and all interest accrued converted into shares of the Company’s common stock, at a fixed price of $10.00 (or following any reverse splits that may occur in a ratio greater than 10 to 1, the lower of such reverse split price and the market price per share at the time of the conversion date, but in no event less than $1.00 (the “Conversion Price Floor”), subject to adjustment as provided therein and to take into account any future share splits or reverse splits. The Company notes that the reverse split provision in the preceding sentence was tripped, effective January 25, 2025, following the 1-for-100 reverse stock split that occurred on that date.

Per the terms of the A.G.P. Convertible Note, conversion could not occur prior to the Company having sufficiently authorized shares of common stock to permit the entire conversion of the convertible promissory note. In addition, the conversion of the convertible promissory note could also not occur prior to receipt of stockholder approval to provide for such conversion of the convertible promissory note, and subsequent issuance of the Company’s common stock, pursuant to the stockholder approval rules under the rules and regulations of The Nasdaq Stock Market. Further, A.G.P. will not be entitled to receive the Company’s common stock upon conversion, if such conversion would result in A.G.P. owning greater than 9.99% of the Company’s then currently outstanding common stock. A.G.P. is also entitled to resale registration rights as identified in the convertible promissory note. As of January 25, 2025, the Company had sufficient authorized shares of common stock to permit the entire conversion of the convertible promissory note and the Company has also received shareholder approval to allow for the entire conversion of the convertible promissory note.

The Company may prepay the convertible promissory note in whole or in part. In the event of certain Events of Default (as defined in the convertible promissory note), all outstanding principal and accrued interest under the Convertible Note will become, or may become at A.G.P.’s election, immediately due and payable to the A.G.P.

The Company elected to account for the A.G.P. Convertible Note at fair value under ASC 825. The Company determined that the substantive conversion option within the A.G.P. Convertible Note falls under the guidance within ASC 825 that notes that if a significant modification of debt occurs an entity is able to make an accounting election on that date to account for that debt under the fair value option. At the end of each reporting period, the Company calculates the fair value of the A.G.P. Convertible Note, and any changes in fair value are reported in the current period’s condensed consolidated statements of operations and comprehensive loss. The change in fair value attributable to instrument-specific credit risk, if any, will be recognize within other comprehensive income each reporting period. As an accounting policy, the Company elected to present interest expense separately from other changes in the A.G.P. Convertible Note’s fair value. Interest expense will be presented within Interest expense, net, while the other changes in the fair value with be presented within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

The Company determined the fair value of the A.G.P. Convertible Note to be $3.4 million as of November 25, 2024 through the use of a binomial lattice model. See Note 2 for additional information regarding the fair value measurement of the A.G.P Convertible Promissory Note. As of December 31, 2024, $6.1 million of principal and accrued interest remained outstanding and the A.G.P. Convertible Note had a fair value of $3.0 million.

On March 31, 2025, A.G.P. exercised their conversion option and converted $0.4 million of principal and interest in exchange for 430,000 shares of common stock. As of March 31, 2025, the Company’s common stock price was trading below the Conversion Price Floor. For the purpose of the March 31, 2025 conversion, the Company waived the Conversion Price Floor and allowed A.G.P. to convert at a price of $0.89/share (prior trading day closing stock price). Upon conversion, the Company recorded a $0.2 million loss on the change in fair value based on the difference between (i) the fair value of the common stock issued and (ii) the percentage of total principal and interest converted (6.54%), multiplied by the December 31, 2024 valuation of $3.0 million.

Additionally, on March 31, 2025, the Company remeasured the fair value of the A.G.P. Convertible Note through the use of a binomial lattice model and calculated a fair value of approximately $2.7 million. For the three months ended March 31, 2025, the Company recorded a $0.2 million gain in the change in fair value of the A.G.P. Convertible Note and interest expense of approximately $0.1 million. As of March 31, 2025, there was approximately $5.5 million in outstanding principal and interest remaining

5. Loans Payable

Loans

On May 1, 2022, the Company entered into Loan Agreements (the “Loans”) with two lenders, totaling $0.2 million. The Loans mature two years from the date of the agreement and bear no interest. Each loan was made available to the Company by the lenders in three tranches of (i) $33,000 (£30,000); (ii) $33,000 (£30,000) and (iii) $28,000 (£25,000), totaling $0.2 million. The Loans provided for events of default, including, among others, failure to make payment, bankruptcy and non-compliance with the terms of the Loans. As of December 31, 2024, the Company utilized all three tranches of the first loan and two out of three tranches of the second loan, with loans payable totaling $0.2 million.

On October 9, 2024, the Company and holders of the Loans amended the loan agreements (the “Loans Amendment”) to extend the maturity date for the Loans to December 19, 2024. The Loans Amendment also modified the payment terms for the Loans from a cash payment of £85,000 per loan to (1) a cash payment of £60,000, (2) £25,000 worth of shares of Common Stock converted into USD at the prevailing exchange rate, to be issued at the closing market price on the date prior to issuance, and in consideration for the extension, and (3) 2,500 additional shares of Common stock. On October 11, 2024, the Company issued each of the Loan holders 5,690 shares (11,380 in total).

The Company repaid the lenders the outstanding principal balance of $0.1 million in February 2025, in which no obligations remain under the terms of the Loans. No interest expense was recorded for each of the three months ended March 31, 2025 and March 31, 2024.

October 2024 Nirland Note

On October 28, 2024, the Company issued a promissory note (the “October 2024 Nirland Note”) to Nirland, a related party, in the original principal amount of $0.6 million in exchange for funds in such amount. See Note 16 for further reference to the relationship between the Company and Nirland. The October 2024 Nirland Note bore interest at a rate of 12% per annum, was due and payable semi-annually in arrears, and was scheduled to mature on October 31, 2025. If an event of default under and as defined in the October 2024 Nirland Note occurs, the interest rate would have been be increased to 18% per annum or to the maximum rate permitted by law. In connection with the October 2024 Nirland Note, the Company has agreed to pay Nirland a 1% arrangement fee, which was included with the principal and interest owed under the October 2024 Nirland Note. The 1% arrangement fee is accounted for as a debt discount and was amortized to interest expense, net in the consolidated statement of operations and comprehensive income (loss) using the effective interest method over the life of the October 2024 Nirland Note.

On December 11, 2024, the Company reduced the exercise price of the PIPE Warrants held by Nirland to $8.83, at which time all PIPE Warrants were exercised. The Company received approximately $0.2 million of proceeds from the exercise of the Warrants, all of which were used to pay down the October 2024 Nirland Note.

The Company repaid principal and interest of $0.1 million, $0.2 million, and $0.1 million on January 14, 2025, January, 31, 2025, and February 7, 2025, respectively. As of March 31, 2025, no obligations remain under the October 2024 Nirland Note.

During the three months ended March 31, 2025, the Company recorded approximately $8,000 of interest expense.

6. Deferred Commission Payable

A.G.P was a financial advisor to both MURF and Old Conduit in connection with the Merger transaction. Upon the completion of the Merger, A.G.P.: (i) received a cash fee of $6.5 million, 13,000 shares of Common Stock, and warrants to purchase 540 shares of Common Stock at an exercise price of $1,100 per share pursuant to its engagement agreement with Old Conduit entered into on August 2, 2022, and (ii) agreed to defer payment, to be paid in the future under certain circumstances by a date no later than March 21, 2025, of $5.7 million of fees plus annual interest of 5.5% as a result of its engagement for MURF’s IPO. Accrued interest was recorded as a liability on the Company’s consolidated balance sheet under accrued expenses and other current liabilities and totaled $0.4 million as of December 31, 2024. During the three months ended March 31, 2025, the Company reached an agreement with A.G.P. to waive all previously accrued interest. As such, the Company removed accrued interest of $0.4 million and recorded other income of $0.4 million for the three months ended March 31, 2025.

On November 25, 2024, the Company issued the A.G.P. Convertible Note in the principal amount of $5.7 million to evidence the currently owed deferred commission payable, at which time the deferred commission payable balance was removed. Refer to Note 4 for additional information.

For the three months ended March 31, 2024, the Company recorded $0.1 million of interest expense related to the deferred commission payable balance in the condensed consolidated statement of operations and comprehensive income loss.

7. Research and Development Expense

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

As a result of the above, the Company is no longer funding the development of AZD1656 or AZD5904 under the terms of the Exclusive Funding Agreement, dated March 26, 2021 with St George Street Capital (the “Funding Agreement”). In this regard, the Company previously entered into a deed of amendment amending such Funding Agreement. The parties agreed that the project funding provisions of such Funding Agreement whereby the Company had the right to fund a project or refer other parties to St George Street Capital, were amended to provide that St George Street Capital must still include the Company in any project funding opportunities and requests but may now seek other third-parties to fund projects in addition to the Company. In November and December 2024, the Company received a letter from St George Street Capital and formal complaints filed with the Intellectual Property Office claiming the Company was not the sole owner of the AZD 1656 co-crystal patent. See Note 15 for additional details on the claim.

SARBORG Service Agreement

On December 12, 2024, the Company entered into a Services Agreement (the “Sarborg Service Agreement”) with SARBORG Limited (“Sarborg”), a Cayman Islands company and related party of the Company. See Note 12 for further reference to the relationship between the Company and Sarborg. Under the terms of the Sarborg Service Agreement, Sarborg will provide algorithmic and cybernetic technology services to Conduit, including the development of decision-support tools and advanced cybernetic systems tailored to enhance Conduit’s decision-making processes and maximize the value of its pharmaceutical asset portfolio.

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

The Sarborg Service Agreement has an initial term of 12 months, which commenced in December 2024, and may be renewed or extended upon mutual written agreement of the parties. Either party may terminate the Sarborg Service Agreement for any reason upon 90 days’ written notice or immediately upon written notice if the other party breaches any material term of the Sarborg Service Agreement and fails to cure such breach within thirty days or becomes insolvent, files for bankruptcy, or is placed under the control of a receiver, trustee, or similar authority.

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

In consideration of the services, Conduit agreed to pay Sarborg an initial cash payment of $0.2 million and $0.2 million payable through the issuance of 22,727 shares of common stock, determined by the closing price on the day preceding the execution of the Sarborg Service Agreement. The initial cash payment of $0.2 million was made on December 20, 2024, and the 22,727 shares of common stock were issued on January 17, 2025. Further milestone payments payable in conjunction with the achievement of certain milestones over the term of the Sarborg Service Agreement, totaling up to $1.8 million, are payable in cash or shares, at the discretion of Conduit. Sarborg will be reimbursed for pre-approved, necessary, and reasonable out-of-pocket expenses directly incurred in connection with the performance of the services.

Management determined that the cost incurred under the Sarborg Service Agreement should be recorded to research and development expense in the condensed consolidated statement of operations and comprehensive income loss, as the Sarborg Service Agreement is designed to provide the Company with software/dashboard to aid in research and development activities. The initial cash payment of $0.2 million and issuance of 22,727 shares of Common Stock were recorded to prepaid expense and will be amortized over the initial term of the Sarborg Service Agreement to research and development expense. For the three months ended March 31, 2025, the Company recorded amortization expense of $0.1 million with research and development expense in the condensed consolidated statement of operations and comprehensive income loss.

During the three months ended March 31, 2025, Sarborg was paid $1.1 million for completed milestones under the Sarborg Service Agreement. The Company recorded the $1.1 million in expense within research and development expense in the condensed consolidated statement of operations and comprehensive income loss for the three months ended March 31, 2025.

Master Service Agreement – Conduit and Charles River Laboratories

On February 7, 2025, the Company and Charles River Laboratories (“Charles River”) entered into a Master Services Agreement (the “Charles River MSA”). Under the Charles River MSA, Charles River agreed to provide preclinical testing and research services to Conduit, including the evaluation of compounds in animal models and other related services. The services are defined in individual Statements of Work (“SOWs”) or Protocols, which outline the specific scope, design, and timelines for each study. To date, one SOW, dated February 11, 2025, has been entered into with a total commitment of $0.2 million. Charles River will conduct the studies in compliance with applicable laws and industry standards, and Conduit will provide necessary test articles and materials. The Charles River MSA includes provisions for confidentiality, intellectual property ownership, indemnification, and dispute resolution. The Charles River MSA has a term of five years and can be terminated by either party under specified conditions. For the three months ended March 31, 2025, the Company recognized $0.1 million in research and development expense in the condensed consolidated statement of operations and comprehensive loss related to the Charles River MSA.

SARBORG Additional Agreement

Effective March 31, 2025, the Company entered into an additional license and use agreement (the “Sarborg Additional Agreement”) with Sarborg, a related party, covering certain additional deliverables and incorporating a new scope of work focused on analysis of the Company’s acquired AstraZeneca assets. The term of the Sarborg Additional Agreement is for six months and provides for the payment, in aggregate, of $2.0 million, which includes an up-front license fee for the term of such agreement, in cash or stock at the Company’s election at the closing price on the day preceding the effective date of such agreement. On March 31, 2025, the Company prepaid $1.65 million of the Sarborg Additional Agreement through the issuance of 1,853,933 fully vested unregistered shares of Common Stock. The Company recorded the shares issued under the Sarborg Additional Agreement at their fair value, as determined by the closing price of the Company’s Common Stock on March 30, 2025, $0.89, and adjusted for an 7% discount for lack of marketability, as determined by a third-party valuation expert. The Company recorded the fair value of $1.5 million as a prepaid within the condensed consolidated balance sheets, as no services had been provided as of March 31, 2025.

Consulting Agreement

Effective March 25, 2025, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Thesprogen PC (“Thesprogen”), an expert in advising clients on strategies for pharmaceutical and biotech development. Total fees under the Consulting Agreement total to $0.3 million and was settled through the issuance of 337,079 fully vested unregistered shares of Common Stock on March 31, 2025. The Company recorded the shares issued under the Consulting Agreement at their fair value, as determined by the closing price of the Company’s Common Stock on March 30, 2025, $0.89, and adjusted for a 7% discount for lack of marketability, as determined by a third-party valuation expert. The Company recorded the fair value of $0.3 million as a prepaid within the condensed consolidated balance sheets, as no services had been provided as of March 31, 2025.

8. Share Based Compensation

On September 22, 2023, in connection with the Merger, the Company adopted the Conduit Pharmaceuticals Inc. 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan became effective upon the closing of the Merger. The 2023 Plan initially provided for the issuance of up to 114,976 shares of Common Stock. Pursuant to the 2023 Plan’s “evergreen” provision, on February 6, 2025 and January 10, 2024, the Company increased the number of shares of Common Stock available for issuance under the 2023 Plan by 69,240 and 36,914 shares, respectively. The number of authorized shares will automatically increase on January 1, 2026 and continuing annually on each anniversary thereof through (and including) January 1, 2033, equal to the lesser of (i) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of common stock as determined by the Board or the applicable committee of the Board. The 2023 Plan allows for awards to be issued to employees and non-employee directors in the form of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units, dividend equivalents, other stock-based, or other cash-based awards. As of March 31, 2025, there were 154,544 shares of Common Stock available for issuance under the 2023 Plan.

On March 30, 2025, certain non-employee directors elected to receive their unpaid cash retainers due as of March 31, 2025, and cash retainers owed for the period from April 1, 2025 to June 30, 2025, under the Director Compensation Program, in the form of fully vested shares of Common Stock. In total, $0.1 million of unpaid retainers was settled through the issuance 155,257 unregistered shares of Common Stock (the “Retainer Shares”). The Company recorded the Retainer Shares at their fair value, as determined by intraday share prices of the Company’s Common Stock on March 31, 2025. The fair value of the shares issued for cash retainers due as of March 31, 2025, $78,000, was recorded within general & administration expense in the condensed consolidated statement of operations and comprehensive loss. The fair value of the shares issued for cash retainers owed for the period from April 1, 2025 to June 30, 2025, $58,000, was recorded as a prepaid expense in the condensed consolidated balance sheets.

Restricted Stock

No RSU’s or shares of restricted common stock were granted during the three months ended March 31, 2025 and March 31, 2024. There were 745 shares of restricted common stock vested as of March 31, 2025 and no RSUs vested as of March 31, 2024.

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

The Company did not grant stock options during the three months ended March 31, 2025 or March 31, 2024.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity for the 2023 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	65,509	$81.52	9.72	$-
Granted	-	$-	-	$-
Cancelled/forfeited	(419)	$551	-	$-
Exercised	-	$-	-	$-
Outstanding at March 31, 2025	65,090	$78.49	9.24	$-
Exercisable	22,735	$75.57	9.48	$-
Unvested	42,355	$84.68	9.10	$-

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of March 31, 2025, the total compensation cost related to non-vested option awards not yet recognized was $2.0 million with a weighted average remaining vesting period of 1.64 years.

For the three months ended March 31, 2025 and March 31, 2024, there was a total of $0.2 million and $0.4 million, respectively in stock-based compensation expense recognized within General and Administrative expenses on the condensed consolidated statements of operations and comprehensive loss, respectively.

9. Income Taxes

For the three months ended March 31, 2025, and 2024, the Company’s effective tax rate was 0.0% and 0.0%, respectively, due to the current year tax loss and valuation allowance established against the Company’s net deferred tax assets, and due to operating in a no tax jurisdiction, respectively.

10. Common Stock and Preferred Stock

At-the-Market Offering

On October 23, 2024, the Company entered into the Sales Agreement with A.G.P. relating to shares of the Company’s Common Stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of our Common Stock having an aggregate offering price of up to $23.9 million from time to time through A.G.P., acting as our sales agent or principal.

The compensation to A.G.P. for sales of common stock sold pursuant to the Sales Agreement will be equal to 3.0% of the gross proceeds of any shares of common stock sold under the sales agreement.

During the three months ended March 31, 2025, the Company sold 4,345,913 shares of the Company’s Common Stock through the Sales Agreement. The Company received proceeds of $8.1 million, net of commissions payable to A.G.P. of $0.2 million. As of the date of this Quarterly Report on Form 10-Q, the Company has approximately $12.0 million available under the Sales Agreement.

11. Net Loss Per Share Attributable to Common Stockholders

Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	As of March 31,	As of March 31,
	2025	2024
Public warrants	139,790	139,790
PIPE Warrants	-	200,000
A.G.P. Warrants	540	540
Convertible Promissory Notes Payable	-	805
Stock Options	65,090	10,717
Restricted stock Units	-	1,470
A.G.P. Convertible Note	1,816,695	-
March 2024 Warrants	2,600	2,600
April 2024 Warrants	14,477	-
A.G.P. 2024 Warrants	28,626	-
Antidilutive Securities	2,067,818	355,922

12. Related Party Transactions

Corvus Capital Limited

Corvus Capital Limited (“Corvus”) is a significant investor in the Company through subscribing to 1,000 common shares prior to the closing of the Merger on September 22, 2023. Shares held by Corvus on the closing date of the Merger were exchanged for shares of the Company’s Common Stock. The Chief Executive Officer and principal owner of Corvus, Dr. Andrew Regan, is a member of Conduit’s board of directors and was appointed as the Chief Executive Officer of the Company on April 15, 2025. Dr. Regan has not entered into any compensation plans and will continue to waive all compensation fees in connection with his service as Chief Executive Officer of the Company, and is entitled to reimbursement of expenses incurred in connection with his role as Chief Executive Officer.

For the three months ended March 31, 2025 and 2024, the Company incurred director travel expenses payable to Dr. Regan of approximately $0.1 million and $0.2 million, respectively. As of March 31, 2025, and December 31, 2024, the Company did not owe Dr. Regan any director’s fees, as Dr. Regan and the Company agreed to cease director’s fees effective at the closing of the Merger.

In September 2023, concurrently with the completion of the Merger, pursuant to the PIPE Subscription Agreement (the “PIPE Subscription Agreement “) for an aggregate purchase price of $20.0 million, the Company issued an aggregate of 20,000 shares of the Company’s Common Stock and PIPE Warrants (the “PIPE Warrants”) to purchase 20,000 shares of Company Common Stock. At the time of the execution of the PIPE Subscription Agreement, Corvus and its affiliates entered into a participation and inducement agreement with Nirland whereby Corvus agreed to provide certain payments and economic benefits to Nirland. In certain circumstances, Nirland may have a right to cause Corvus to transfer 300,484 shares held by Corvus to Nirland.

Nirland

On August 6, 2024, the Company entered into the August 2024 Nirland Note with Nirland, a related party of the Company. The Company determined that Nirland was a related party due to Nirland’s ownership interest in the Company concurrently with the execution of the August 2024 Nirland Note. Additionally, on October 28, 2024, the Company issued the October 2024 Nirland Note to Nirland, and on October 31, 2024, the Company and Nirland amended the August 2024 Nirland Note, and on November 22, 2024, the Company and Nirland amended the August 2024 Nirland Note for a second time. As of March 31, 2025, no obligations remained under the terms of the August 2024 Nirland Note and October 2024 Nirland Note, and Nirland did not own or beneficially own shares of the Company’s common stock. Refer to Note 4 and Note 5 for additional information.

SARBORG

On December 12, 2024, and March 31, 2025, the Company entered into the Sarborg Service Agreement and the Sarborg Additional Agreement, respectively. Dr. Andrew Regan, Chief Executive Officer and member of Conduit’s board of directors, also sits on the board of directors of Sarborg but does not have an equity interest in Sarborg. During the three months ended March 31, 2025, the Company recorded $1.1 million as research and development expense related to the Sarborg Service Agreement. Additionally, on March 31, 2025, the Company issued 1,853,933 fully vested unregistered shares of Common Stock to prepay the Sarborg Additional Agreement. The fair value of the shares issued was $1.5 million and was recorded as a prepaid within the condensed consolidated balance sheets. Refer to Note 7 above for additional information.

Officers and Directors

On April 22, 2024, the Company issued in a private placement common stock purchase warrants (the “April Warrants”) to third parties which also included certain directors, to purchase up to an aggregate of 9,077 shares of the Company’s common stock, in exchange for entering into a lock-up with respect to the shares of common stock held by such holder and for such directors, an additional $12.50 per warrant. The April Warrants are not exercisable until one year after their date of issuance. Each April Warrant is exercisable into one share of the Company’s common stock at a price per share of $312 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability.

13. Other Income (expense), net

The following table presents other income (expense), net, for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Other income:
Unrealized foreign currency transaction gain	$26	$-
Gain on change in fair value of the warrants	130	19
Gain on the change in fair value of convertible notes payable	204	-
Interest income	8	9
Gain on debt extinguishment	274	-
Gain on waiver of accrued interest	371	-
Gain on the issuance of shares for services	70	-
Total other income:	1,083	28
Other expense:
Loss on the change in fair value of convertible notes payable	2,044	-
Interest expense	176	119
Loss on issuance of warrants	-	502
Unrealized foreign currency transaction loss	-	4
Total other expense	2,220	625
Total other expense, net	$(1,137)	$(597)

14. Warrants

Equity Classified Warrants

The Publicly Traded Warrants, Private Placement Warrants, March 2024 Warrants, and the April 2024 Warrants (collectively the “Equity Classified Warrants”), are classified within permanent equity on the condensed consolidated balance sheets, as the settlement amount would equal the difference between the fair value of a fixed number of shares and a fixed monetary amount (or a fixed amount of a debt instrument).

Publicly Traded and Private Placement Warrants

Pursuant to MURF’s initial public offering, the Company sold 132,250 units at a price of $1,000 per unit. Each unit consisted of one share of MURF Class A common stock and one redeemable warrant “the “Publicly Traded Warrant”). Each whole Publicly Traded Warrant entitled the holder to purchase one share of Class A common stock at a price of $1,150 per share, subject to adjustment. The warrants are publicly traded on The Nasdaq Capital Market under the trading symbol CDTTW.

Simultaneously with the closing of its initial public offering, MURF consummated the private sale to the Sponsor of 7,540 private placement units at a price of $1,000 per private placement unit. Each private placement unit was comprised of one share of MURF Class A common stock and one warrant (the “Private Placement Warrant”). Each Private Placement Warrant was exercisable to purchase one share of MURF Class A common stock at a price of $1,150 per share, subject to adjustment. The private placement units (including the Class A common stock issuable upon exercise of the warrants included in the private placement units) were not transferable, assignable, or saleable until 30 days after the completion of a Merger, subject to certain exceptions.

Upon the closing of the Merger, the Company assumed the Publicly Traded Warrants and Private Placement Warrant. The Publicly Traded Warrant and Private Placement Warrant were amended to entitle each holder to purchase one share of the Company’s Common Stock.

March 2024 Warrants

On March 20, 2024, the Company issued in a private placement equity classified common stock purchase warrants (the “March 2024 Warrants”) to an investor to purchase up to an aggregate 2,600 shares of the Company’s Common Stock, in exchange for entering into a lock-up with respect to the shares of common stock held by such holder (the “March Lock-Up Agreement”). The Company recognized at $0.5 million loss on the issuance of the warrants during the three months ended March 31, 2024. The Company determined that the March 2024 Warrants should be classified within equity and estimated the fair value of the warrants issued as of March 20, 2024, using a Black-Scholes option-pricing model utilizing the following assumptions:

March 20, 2024
Closing stock price	$347
Contractual exercise price	$318
Risk-free rate	4.41%
Estimated volatility	78.5%
Time period to expiration	3 Years

A fair value of $0.5 million was calculated and recorded within additional paid-in capital on the condensed consolidated balance sheets. The March 2024 Warrants are not exercisable until one year after their date of issuance. Each March 2024 Warrant is exercisable into one share of the Company’s Common Stock at a price per share of $318 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the March 2024 Warrants. Notwithstanding the foregoing, the March 2024 Warrants shall vest, and not be subject to forfeiture, with respect to 25% of such March 2024 Warrants commencing on the 90th day after the date of the March Lock-Up Agreement and 25% on each subsequent 90-day anniversary, in each case vesting only if the holder agrees to continue to have its shares of common stock remain locked up pursuant to the March Lock-Up Agreement on such date.

April 2024 Warrants

On April 20, 2024, the Company issued in a private placement equity classified common stock purchase warrants (the “April 2024 Warrants”) to shareholders’ of the Company to purchase up to an aggregate 14,477 shares of the Company’s Common Stock, in exchange for (1) $12.50 per warrant and (2) entering into a lock-up with respect to the shares of common stock held by such holders (the “April Lock-Up Agreement”). 9,077 of the total April 2024 Warrants issued were issued to directors, related parties and management of the Company. The Company determined that the April 2024 Warrants should be classified within equity and estimated the fair value of the warrants as of April 20, 2024, using a Black-Scholes option-pricing model utilizing the following assumptions:

April 20, 2024
Closing stock price	$308
Contractual exercise price	$312
Risk-free rate	4.81%
Estimated volatility	78.3%
Time period to expiration	3 Years

A fair value of $2.4 million was calculated and recorded within additional paid-in capital on the condensed consolidated balance sheets. The April 2024 Warrants are not exercisable until one year after their date of issuance. Each April 2024 Warrant is exercisable into one share of the Company’s Common Stock at a price per share of $312 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the April 2024 Warrants. Notwithstanding the foregoing, the April 2024 Warrants shall vest, and not be subject to forfeiture, with respect to 25% of such March 2024 Warrants commencing on the 90th day after the date of the April Lock-Up Agreement and 25% on each subsequent 90-day anniversary, in each case vesting only if the holder agrees to continue to have its shares of common stock remain locked up pursuant to the April Lock-Up Agreement on such date.

Liability Classified Warrants

The PIPE Warrants, A.G.P. Warrants, and the A.G.P 2024 Warrants (collectively the “Liability Classified Warrants”), are classified as derivative liabilities because they do not meet the criteria in ASC 815-40 to be considered indexed to the entity’s own stock as the warrants could be settled for an amount that is not equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Liability Classified Warrants are initially measured at fair value and are remeasured at fair value at subsequent financial reporting period end dates and upon exercise (see Note 3 for additional information regarding fair value).

For the three months ended March 31, 2025 and March 31, 2024, the Company remeasured the fair value of the Liability Classified Warrants and recorded a gain on the change in the fair value of $0.1 million and $19,000, respectively. The gains were recorded to other income (expense), net, on the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025 and December 31, 2024, the condensed consolidated balance sheets contained warrant liabilities of $8,000 and $0.1 million, respectively.

PIPE Warrants and A.G.P. Warrants

Upon closing of the Merger, 20,000 PIPE Warrants were issued to the PIPE Investors pursuant to subscription agreements. The warrants provide the PIPE Investors the right to purchase up to 20,000 shares of Common Stock at an exercise price of $1,150. Additionally, on the Closing Date of the Merger, the Company issued 540 A.G.P. Warrants to an advisor for services provided directly related to the Merger. The warrants provide the advisor the right to purchase up to 540 shares of Common Stock at an exercise price of $1,100 per share.

The warrants issued to the PIPE Investors and the advisor contain materially the same terms and are exercisable for a period of five years, beginning on October 22, 2023.

On December 11, 2024, the Company reduced the exercise price of the PIPE Warrants to be $8.83, at which time all PIPE Warrants were exercised. The Company received approximately $0.2 million of proceeds from the exercise of the Warrants, all of which was used to pay down the October 2024 Nirland Note. As of March 31, 2025, there are no outstanding PIPE Warrants.

A.G.P. 2024 Warrants

As partial consideration for an advance issued to the Company by A.G.P. on October 29, 2024, the Company issued A.G.P. Warrants (the “A.G.P. 2024 Warrants”) to purchase up to 28,625 shares of the Company’s Common Stock at an exercise price of $10.48 per share. The Company determined that the A.G.P. 2024 Warrants should be classified as a liability and recorded at fair value through use of a Black-Scholes option-pricing model. Refer to Note 3 above for additional information.

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

In August 2023, prior to the Business Combination, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited, received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. Conduit rejected the claim from Strand and disputed the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the completion of the Business Combination, to be issued 65,000 shares of common stock. As of March 31, 2025, a potential contingency of $0.4 million is considered probable and reasonably estimable and as such, the Company accrued an estimated liability in the accompanying financial statements. The trial in this matter remains scheduled for October 20, 2025. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, legal costs and the diversion of the attention of our management.

In November and December 2024, the Company received a letter from St George Street Capital and formal complaints filed with the Intellectual Property Office claiming the Company was assigned the US Application, and was not the sole owner, of the AZD 1656 co-crystal patent. In January 2025, Conduit issued a counter statement to the Intellectual Property Office disputing the claim filed by St George Street Capital. As of March 31, 2025, the range of possible loss cannot be estimated and is not considered probable. As such, the Company has not accrued a loss contingency in the accompanying financial statements. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, legal costs and the diversion of the attention of our management.

Leases

The Company has a lease agreement with respect to approximately 2,100 square feet of space in Cambridge, England, for a lease term commencing in March 2024 and ending in January 2027. As of March 31, 2025, the Company has a right-of-use asset of $0.2 million and corresponding lease liability of $0.2 million recorded on the condensed consolidated balance sheets. Of the $0.2 million lease liability, $0.1 million is classified as short-term and $0.1 million is classified as long-term.

16. Segments

The Company has one operating segment focused on the research and development of clinical assets. The accounting policies of the single operating segment are identical to those described in Note 1. The CODM, which the Company has identified as Andrew Regan, Chief Executive Officer, manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated net loss, which is reported on the condensed consolidated statements of operations and comprehensive loss. Depreciation expense, amortization expense, stock-based compensation expense, and non-cash lease expense are significant noncash items included in consolidated net loss reviewed by the CODM and are reported on the consolidated statements of cash flows. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the chief operating decision maker and are reported on the consolidated statements of cash flows.

The CODM uses consolidated net loss and budget-to-actual variances to assess the performance of the operating segment and determine if the Company is progressing towards its goals.

The following table presents certain financial data for the Company’s reportable segment (in thousands):

	March 31,
	2025	2024
Research & development expense – clinical asset development	$189	$128
Research & development expense – related parties	1,120	-
General and administrative expenses – legal & professional fees	760	245
General and administrative expenses – accounting & audit fees	544	647
General and administrative expenses – salaries, payroll and stock-based compensation	693	986
General and administrative expenses – other	703	949
Loss from segment operations	$4,009	$2,955

Other segment items consist of the items within Note 13 to the condensed consolidated financial statements.

17. Subsequent Events

Share Repurchase Program

On April 10, 2025, the Company’s Board of Directors authorized a share repurchase program under which the Company may purchase up to $1.0 million of its outstanding common stock. Under the program, Conduit may repurchase shares from time to time through open market transactions or other methods in compliance with SEC Rule 10b-18. Purchases will be executed by The Benchmark Company, the Company’s appointed broker, and will be subject to market conditions, corporate liquidity requirements, regulatory considerations, and other factors. As of the date of this Quarterly Report on Form 10-Q, the Company has repurchased an aggregate of 175,694 shares of its outstanding common stock at an average price of $0.59/share and paid approximately $2,000 in commission to the broker.

Resignation of David Tapolczay

On April 12, 2025 (the “Effective Date”), Dr. David Tapolczay notified the Board of Directors (the “Board”) of Company of his resignation from both the Board and his position as Chief Executive Officer effective immediately. Dr. Tapolczay’s decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. In connection with Dr. Tapolczay’s resignation, Dr. Tapolczay’s existing employment contract as Chief Executive Officer was terminated and Conduit UK Management LTD, a wholly owned subsidiary of the Company, entered into an Employment Agreement (the “Employment Agreement”) with Dr. Tapolczay pursuant to which Dr. Tapolczay will provide strategic advisory services as Head of Licensing & Strategy, reporting to the Chief Executive Officer. In exchange for Dr. Tapolczay’s services, he will receive a sign-on bonus of $129,000 (£100,000) base salary of $311,000 (£240,000). Consistent with the terms of the Company’s 2023 Stock Incentive Plan and subject to Dr. Tapolczay’s continued service pursuant to his Employment Agreement, his outstanding equity awards he has previously received will remain outstanding and continue to vest based on the vesting dates thereof. Dr. Tapolczay will provide the Company with a release of claims and will be subject to certain non-competition, non-solicitation, non-disparagement, and confidentiality covenants.

Appointment of Andrew Regan

On April 15, 2025, the Company appointed Andrew Regan as Chief Executive Officer, effective immediately (the “Appointment”). As a result of the Appointment, Dr. Regan will serve as Chief Executive Officer of the Company and will continue to serve as a director on the Board. Dr. Regan has not entered into any compensation plans and will continue to waive all compensation fees in connection with his service as Chief Executive Officer and will be entitled to reimbursement of expenses incurred in connection with his role as Chief Executive Officer, although the Board may assess this determination from time to time.

Resignation of Faith Charles

On April 16, 2025, Ms. Faith Charles notified the Board of her resignation due to personal reasons, and resigned as a member of the Board of the Company and from all committees on which she served, effective immediately. Ms. Charles’s resignation was not due to any disagreement with management or the Company’s operations, policies or practices.

Partial Conversion of A.G.P. Convertible Note

On April 11, 2025, and April 16, 2025, the holder of the A.G.P. convertible note converted $0.5 million and $0.8 million of principal and interest into 430,000 and 1,065,395 shares of the Company’s common stock, respectively. As of April 16, 2025, the Company’s common stock price was trading below the Conversion Price Floor. For the purpose of the April 16, 2025 conversion, the Company waived the Conversion Price Floor and allowed A.G.P. to convert at a price of $0.78/share (the April 16, 2025 closing stock price). As of the date of this Quarterly Report on Form 10-Q, approximately $4.2 million in principal and interest remain outstanding under the A.G.P. Convertible Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on March 28, 2025. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

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

We are led by highly experienced executives: Dr. Freda Lewis-Hall, former Chief Medical Officer of Pfizer Inc., the Chair of our Board of Directors, and Dr. Andrew Regan. Our management team includes active senior scientists who have an extensive understanding of the pharmaceuticals market, which supports our strategy of developing clinical assets in a cost-efficient manner while focusing on therapeutic efficacy and patient safety.

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

The Sarborg Agreement entered into between the Company and Sarborg on December 12, 2024 (the “Sarborg Agreement”) is designed to address longstanding challenges in the pharmaceutical sector, in particular by reducing human error in critical decision-making processes in both clinical development and asset identification. By integrating Sarborg’s algorithmic AI/cybernetics technology, Conduit aims to enhance efficiency, lower costs, and accelerate timelines by minimizing human intervention, ultimately optimizing the drug development cycle and giving Conduit a competitive advantage in the sector.

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

We incurred approximately $1.3 million and $0.1 million on research and development activities during the three months ended March 31, 2025, and March 31, 2024, respectively. Our research and development activities have been wholly focused on developing co-crystals of AZD1656 to increase patent life. Some of this work was completed by third-party CROs but all intellectual property is retained by us. We currently have one pending international patent application and two pending national patent applications. The successful completion of clinical trials increases the value of clinical assets and may lead to the commercialization and/or licensing of such assets to other pharmaceutical companies. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful.

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

Results of Operations

The following table set forth our results of operations for the periods indicated:

	Three Months ended March 31,
(In thousands, except share and per share amounts)	2025	2024
Operating expenses:
Research and development expenses	$1,309	$128
General and administrative expenses	2,700	2,827
Total operating costs and expenses	4,009	2,955
Operating loss	(4,009)	(2,955)
Other income (expenses):
Other income (expense), net	(969)	(487)
Interest Income	8	9
Interest expense, net	(176)	(119)
Total other (expense) income, net	(1,137)	(597)
Net loss	$(5,146)	$(3,552)

Comparison of the Three Months Ended March 31, 2025 and 2024

Research and Development Expenses

	Three Months ended March 31,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Research and development expenses	$1,309	$128	$1,181	923%

Research and development expenses increased by $1.2 million, or 923%, to approximately $1.3 million for the three months ended March 31, 2025, as compared to $0.1 million for the three months ended March 31, 2024. The increase was primarily due to $1.1 million of expense recorded under the Sarborg Service Agreement and $0.1 million of expense incurred under the Charles River MSA.

General and Administrative Expenses

	Three Months ended March 31,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
General and administrative expenses	$2,700	$2,827	$(127)	(4)%

General and administrative expenses decreased by $0.1 million, or 4%, to $2.7 million for the three months ended March 31, 2025, as compared to $2.8 million for the three months ended March 31, 2024. The decrease was primarily driven by a $0.3 million decrease in salaries and stock compensation expense, a $0.1 million decrease in travel and other general and administrative expenses, a $0.1 million decrease in accounting and audit expenses, and a $0.1 million decrease in insurance expense related to the amortization of prepaid directors and officers insurance, partially offset by a $0.5 million increase in legal expenses.

Other Income (Expense), Net

	Three Months ended March 31,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Other income (expense), net	$(969)	$(487)	$(482)	99%

Other income (expense), net changed by $0.5 million, or 99%, to $1.0 million of expense for the three months ended March 31, 2025, as compared to $0.5 million of net expense for the three months ended March 31, 2024. The $1.0 million in other income (expense) for the three months ended March 31, 2025 is primarily related to a $1.8 million loss on the change in fair value of convertible notes, partially offset by a $0.1 million gain on the change in fair value of the warrant liability, $0.3 million gain on debt extinguishment, and $0.4 million gain on the waiver of accrued interest. The $0.5 million in other income (expense) for the three months ended March 31, 2024 was primarily related to a $0.5 million loss on the issuance of warrants.

For further details refer to Note 13, “Other income (expense), net,” in the unaudited financial statements as of March 31, 2025 and March 31, 2024 included elsewhere in this Quarterly Report.

Interest Expense, Net

	Three Months ended March 31,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Interest expense, net	$(176)	$(119)	$(57)	48%

Interest expense was $0.2 million for the three months ended March 31, 2025 compared to $0.1 million for the three months ended March 31, 2024. The change was driven by $77,000 of interest expense on the A.G.P. Convertible Note, $24,000 of interest expense on the August 2024 Nirland Note, $8,000 of interest expense on the October 2025 Nirland Note, and $65,000 of debt issuance cost amortization related to the Convertible Promissory Note Payable, partially offset by a $79,000 decrease of interest expense related to the Deferred Commission Payable balance and a $40,000 of decrease of interest expense on the Convertible Promissory Note Payable.

Liquidity and Capital Resources

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Since our inception, and in line with our growth strategy, we have prepared our financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations. To date, our primary sources of capital have been through private placements of equity securities and convertible debt and the Sales Agreement with A.G.P. During the three months ended March 31, 2025 and 2024, we incurred operating losses of $5.1 million and $3.6 million, respectively.

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

Management has concluded that there is substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months from the date of the filing of this Quarterly Report. This is based on our analysis under applicable accounting principles. These financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash Requirements

Our material cash requirements include the following contractual and other obligations.

A.G.P Convertible Note

On November 25, 2024, the Company issued to A.G.P. a convertible promissory note (the “A.G.P. Convertible Note”) in the principal amount of $5.7 million to evidence A.G.P.’s currently owed deferred commission payable. Unless earlier converted as specified in the A.G.P. Convertible Note, the principal amount plus all accrued but unpaid interest is due on November 25, 2025 (the “Maturity Date”). The A.G.P. Convertible Note accrues interest at 5.5% per annum.

At any time prior to the full payment of the A.G.P. Convertible Note, provided that A.G.P. has given at least three business days written notice to the Company, A.G.P., in its sole discretion, may elect to have all or any portion of the outstanding principal amount and all interest accrued converted into shares of the Company’s common stock, at the lower of the Reverse Split price and the market price per share at the time of the conversion date, but in no event less than $1.00, subject to adjustment as provided therein and to take into account any future share splits or reverse splits. However, the conversion of the A.G.P. Convertible Note may not occur prior to the Company having sufficiently authorized shares of common stock to permit the entire conversion of the convertible promissory note. Refer to Note 4 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On March 31, 2025, A.G.P exercised their conversion option and converted $0.4 million of principal and interest for 430,000 shares of common stock. As of March 31, 2025, $5.5 million of principal and interest remained outstanding.

Working Capital

We currently anticipate that cash required for working capital for the next 12 months is approximately $12.7 million, which includes forecasted research and development costs of $1.3 million, forecasted general and administrative costs of $7.2 million, and a convertible promissory note payable, if not converted prior to maturity of $4.2 million. We do anticipate being able to fund required working capital for the next 12 months with cash and cash equivalents on hand and current borrowings. Management believes that we will be able to fund cash required for the next 12 months through borrowings and equity raises. We have historically been able to access funds through the issuance of debt, and more recently the at the market offering program agreement, and believe we can continue to obtain funding through such debt financing agreements and Sales agreement as needed to meet cash requirements for the next 12 months.

As of March 31, 2025, we had raised $11.9 million (net of fees) out of the $23.9 million available to us through the Sales agreement and expect to raise the additional $11.6 million (net of fees) over the next 12 months.

Cash Flows

The following table set forth our cash flows for the period indicated (in thousands):

	Three Months ended March 31,
	2025	2024
Net cash provided by (used in):
Operating Activities	$(4,329)	$(2,357)
Investing Activities	(4)	-
Financing Activities	5,927	-
Effect of exchange rate changes on cash and cash equivalents	(18)	(27)
Net increase (decrease) in cash and cash equivalents	$1,576	$(2,384)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025, was $4.3 million, resulting primarily from a net loss of $5.1 million, adjusted for non-cash items including a $1.8 million loss on the change in fair value of convertible notes payable, a $0.3 million gain on debt extinguishment, $0.3 million gain on waiver of accrued interest, a $0.1 million gain on change in fair value of warrant liability, $0.2 million of stock-based compensation expense, $0.2 million of non-cash interest expense, $0.2 million of amortization expense, $0.4 million of prepaid directors and officers insurance amortization and a $1.6 million cash outflow from operating assets and liabilities. The $1.6 million cash outflow from operating assets and liabilities is primarily due to a $0.7 million cash outflow from accounts payable, a $0.2 million cash outflow from accrued expenses and other current liabilities, and a $0.3 million cash outflow from prepaid expenses and other current assets.

Net cash used in operating activities for the three months ended March 31, 2024, was $2.4 million, resulting primarily from a net loss of $3.6 million, adjusted for non-cash items including $0.4 million of stock-based compensation, a $0.4 million of amortization expense, a $0.5 million expense on the issuance of warrants and a $0.1 million interest expense of the deferred commission payable. The $0.2 million cash outflow from operating assets and liabilities is primarily due to a $0.1 million cash inflow from accrued expense and other current liabilities due to differences in the timing of disbursements and a $0.2 million cash outflow from prepaid expenses.

Cash Flows (Used) Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $4,000, resulting from purchases of property, plant and equipment of $4,000.

There was no cash flow from investing activities for the three months ended March 31, 2024.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $5.9 million, resulting from proceeds from the issuance of common shares related to the ATM program of $8.1 million. This was offset by repayments of notes payable of $0.6 million, repayments of convertible notes payable – related parties of $0.9 million and repayment of convertible notes payable of $0.6 million.

There was no cash flow from financing activities for the three months ended March 31, 2024.

Contractual Obligations and Other Commitments

Laboratory Lease

We are the lessee under a laboratory space lease. The annual rent payments are $0.1 million for the years ending December 31, 2025 and December 31, 2026. The laboratory space lease has a remaining lease term of approximately two years.

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

The significant inputs and assumptions used to estimate the fair value include: (i) the Company’s stock price; (ii) the term of the convertible debt; (iii) the sum of the notes’ principal and unpaid accrued interest; (iv) expected volatility; (v) risk-free interest rate; (vi) the corporate bond yield; (vii) the credit spread; (viii) probability of default; and (ix) the estimated recovery upon default. Any change to the unobservable inputs to estimate fair value could produce significantly higher or lower fair value measurements and result in a material change within the financial statements.

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

For the Company’s liability classified warrants, we estimate fair value using the Black-Scholes model. The significant inputs and assumptions used to estimate the fair value include: (i) the Company’s stock price; (ii) the risk-free rate; (iii) the expected volatility; and (iv) the dividend yield. The use of these valuation models requires the input of highly subjective assumptions. Any change to these inputs could produce significantly higher or lower fair value measurements and result in a material change within the financial statements.

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

Upon closing of the Merger, the surviving company remained an emerging growth company, as defined by the Jumpstart Our Business Startups act of 2012, until the earliest of (i) the last day of the combined entity’s first fiscal year following the fifth anniversary of the completion of MURF’s initial public offering; (ii) the last day of the fiscal year in which the combined entity has total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which the combined entity is deemed to be a large accelerated filer, which means the market value of the combined entity’s common stock that is held by non-affiliates exceeds $700.0 million as of the prior December 31st or (iv) the date on which the combined entity has issued more than $1.0 billion in non-convertible debt securities during the prior three year period.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025 and for the comparison fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the periods covered by this Quarterly Report, our disclosure controls and procedures were not effective, due to material weaknesses previously identified and not yet remediated as of the end of both such periods.

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

In August 2023, prior to the Business Combination, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited, received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. Conduit rejected the claim from Strand and disputed the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the completion of the Business Combination, to be issued 65,000 shares of common stock. As of March 31, 2025, the potential contingency is considered probable and reasonably estimable and as such, the Company accrued an estimated liability of $0.4 million in the accompanying financial statements. The trial in this matter remains scheduled for October 20, 2025. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, legal costs and the diversion of the attention of our management.

In November and December 2024, the Company received a letter from St George Street Capital and formal complaints filed with the Intellectual Property Office claiming the Company was assigned the US Application, and was not the sole owner, of the AZD 1656 co-crystal patent. In January 2025, Conduit issued a counter statement to the Intellectual Property Office disputing the claim filed by St George Street Capital. As of March 31, 2025, the damages sought by St George Street Capital are unknown and the potential contingency is not considered probable. As such, the Company has not accrued a loss contingency in the accompanying financial statements. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, legal costs and the diversion of the attention of our management.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of equity securities occurred during the quarter ended March 31, 2025 that were not previously reported.

On April 10, 2025, the Company’s Board of Directors authorized a share repurchase program under which the Company may purchase up to $1.0 million of its outstanding common stock. As of March 31, 2025, the Company has not repurchased any of its outstanding common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement

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

CONDUIT PHARMACEUTICALS INC

May 14, 2025	By:	/s/ Dr. Andrew Regan
	Name:	Dr. Andrew Regan
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 14, 2025	By:	/s/ James Bligh
	Name:	James Bligh
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

