Form 10-Q/A
period 2025-03-31
CDT Equity Inc.
filed 2025-08-14
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41245

CDT EQUITY INC.

(Exact name of registrant as specified in its charter)

Delaware	87-3272543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4581 Tamiami Trail North, Suite 200 Naples, Florida	34103
(Address of Principal Executive Offices)	(Zip Code)

(646) 491-9132
(Registrant’s telephone number, including area code)

Conduit Pharmaceuticals, Inc.
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

CDT EQUITY INC.

Form 10-Q/A

i

EXPLANATORY NOTE

On August 5, 2025, Conduit Pharmaceuticals, Inc. filed an amendment to its Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), to effect a change of the Company’s name from “Conduit Pharmaceuticals Inc.” to “CDT Equity Inc.” (the “Name Change” with both names referring to the “Company”), which became effective at 5 p.m. Eastern Time on August 5, 2025. In connection with the Name Change, the Company also amended and restated its Amended and Restated Bylaws (as amended, the “Second Amended and Restated Bylaws”) on August 5, 2025 to reflect the Name Change.

As described in Item 4.02 of the Company’s Form 8-K filed with the SEC on August 11, 2025, we determined that certain milestone payments to Sarborg Limited (“Sarborg”) in connection with a Services Agreement (the “Sarborg Service Agreement”) for the acquisition of diagnostic tool used to monitor clinical trials, aggregate data on an ongoing basis and tracking intellectual property patent status, which was previously classified as research and development expense, should have been classified as an acquired diagnostic asset in the Company’s March 31, 2025 condensed consolidated balance sheet in accordance with ASC 730.

Restatement Background

On August 8, 2025, the Audit Committee of the Board of Directors of the Company, after discussions with the Company’s management and independent registered public accounting firm, determined that the Company’s unaudited financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2025 (the “Q1 2025 Form 10-Q”) also known as (the “Financial Statements” or “Affected Period), filed with the SEC on May 14, 2025, as well as the relevant portions of any communication which describe or are based on the Financial Statements, should no longer be relied upon.

In connection with the preparation of the Company’s financial statements for the three and six months ended June 30, 2025, the Company’s management determined that an adjustment was necessary in its previously issued unaudited financial statements, relating to the balance sheet as of March 31, 2025, condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025, the condensed consolidated statement of changes in stockholders’ deficit as of March 31, 2025 and the condensed consolidated statement of cash flows for the three months ended March 31, 2025. See Note 2 for further discussion of the impact of the adjustment.

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

Except as discussed above and as further described in Note 2, Note 8, Note 13 and Note 17 to the Condensed Consolidated Financial Statements in this Form 10-Q/A, the Company has not modified or updated the disclosures presented in the original Form 10-Q, other than the previously mentioned name change of the Company, to reflect events that occurred at a later date or facts that subsequently became known to the Company. Accordingly, forward-looking statements included in this Amendment No.1 may represent management’s views as of the original Form 10-Q and should not be assumed to be accurate as of any date thereafter. Disclosures not affected by the Restatement are unchanged and reflect the disclosures made at the time of the original filing. Accordingly, this amended form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the original filing with the SEC.

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

iii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2025 (Unaudited) (As Restated)	December 31, 2024 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,130	$554
Prepaid R&D services- related party (see Note 8 and Note 13)	1,814	380
Prepaid R&D services (see Note 8)	279	-
Prepaid expenses and other current assets	1,726	1,781
Total current assets	5,949	2,715
Operating lease right-of-use assets. net	234	263
Equipment and clinical assets, net	434	40
Prepaid expenses and other long-term assets	1,097	1,175
Total assets	$7,714	$4,193
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$714	$1,428
Accrued expenses and other current liabilities	1,045	1,963
Operating lease liability, current portion	126	119
Convertible promissory note payable	-	800
Convertible promissory notes payable at fair value	2,663	2,985
Convertible promissory notes payable at fair value – related parties	-	2,871
Notes payable	-	150
Notes payable – related parties	-	425
Total current liabilities	4,548	10,741
Operating lease liability, non-current portion	78	107
Derivative warrant liability	8	138
Total liabilities	4,634	10,986

Commitments and contingencies (see Note 16)

Stockholders’ equity (deficit)
Common stock, par value $0.0001; 250,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively, 9,512,058 shares and 1,384,801 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	19	14
Preferred stock, par value $0.0001; 1,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; nil shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Additional paid-in capital	36,569	21,880
Accumulated deficit	(33,854)	(29,101)
Accumulated other comprehensive income	346	414
Total stockholders’ equity (deficit)	3,080	(6,793)
Total liabilities and stockholders’ equity (deficit)	$7,714	$4,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended March 31,
	2025	2024
	(As restated)
Operating expenses:
Research and development expenses	$916	$128
General and administrative expenses	2,700	2,827
Total operating expenses	3,616	2,955
Operating loss	(3,616)	(2,955)
Other income (expense):
Other income (expense), net	(969)	(487)
Interest income	8	9
Interest expense	(176)	(119)
Total other (expense) income, net	(1,137)	(597)
Net loss	$(4,753)	$(3,552)
Basic and diluted net loss per share	$(1.22)	$(4.81)
Basic weighted-average common shares outstanding	3,885,758	738,295
Diluted weighted-average common shares outstanding	3,885,758	738,295
Comprehensive loss:
Foreign currency translation adjustment	(68)	(23)
Total comprehensive loss	$(4,821)	$(3,575)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ Equity
	Shares	Amount	capital	deficit	income	(deficit)

Balance at January 1, 2025	1,384,801	$14	$21,880	$(29,101)	$414	$(6,793)
Issuance of common stock for services	2,450,191	1	2,211	-	-	2,212
Issuance of common stock under the ATM program	4,345,866	1	8,167	-	-	8,168
Issuance of common stock upon exercise of conversion option	1,331,200	3	4,077	-	-	4,080
Stock-based compensation	-	-	234	-	-	234
Foreign currency translation adjustment	-	-	-	-	(68)	(68)
Net loss	-	-	-	(4,753)	-	(4,753)
Balance at March 31, 2025 (As Restated)	9,512,058	19	36,569	(33,854)	346	3,080

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit

Balance at January 1, 2024	738,295	$7	$10,424	$(11,299)	$411	$(457)
Issuance of Warrants for lock-up	-	-	502	-	-	502
Stock-based compensation	-	-	431	-	-	431
Foreign currency translation adjustment	-	-	-	-	(23)	(23)
Net loss	-	-	-	(3,552)	-	(3,552)
Balance at March 31, 2024	738,295	$7	$11,357	$(14,851)	$388	$(3,099)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months ended March 31,
	2025	2024
	(As Restated)
Cash flows used in operating activities:
Net loss	$(4,753)	$(3,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt extinguishment, net	1,840	-
Unrealized foreign exchange loss (gain)	(26)	6
Gain on change in fair value of convertible notes payable	(274)	-
Gain on change in fair value of warrants	(130)	(19)
Gain on waiver of accrued interest	(371)	-
Operating lease obligations	29	(25)
Issuance of warrants for lock-up	-	502
Stock-based compensation expense	234	431
Non-cash interest expense	167	79
Depreciation expense	5	-
Amortization of financed Directors and Officers insurance	369	422
Amortization Expense	192	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(255)	(153)
Accounts payable	(721)	(97)
Accrued expenses and other liabilities	(207)	49
Lease liability	(28)	-
Net cash flows used in operating activities	(3,929)	(2,357)
Cash flows used in investing activities:
Purchases of equipment and clinical assets	(404)	-
Net cash flows used in investing activities	(404)	-
Cash flows provided by financing activities:
Proceeds from issuance of common shares related to ATM program	8,061	-
Repayment of notes payable – related parties	(425)	-
Repayment of notes payable	(151)	-
Repayment of convertible notes payable - related parties	(927)	-
Repayment of convertible notes payable	(631)	-
Net cash flows provided by financing activities	5,927	-
Net change in cash and cash equivalents before effect of exchange rate changes	1,594	(2,357)
Effect of exchange rate changes on cash and cash equivalents	(18)	(27)
Net change in cash	1,576	(2,384)
Cash and cash equivalents at beginning of period	554	4,228
Cash and cash equivalents at end of period	$2,130	$1,844

Non-cash investing and financing activities
Right of Use Asset obtained in exchange for Operating Lease Liabilities	$-	$350
Issuance of Common Stock Upon Exercise of Conversion Option	$4,077	$-

Supplemental Cash Disclosures
Cash paid for interest	$170	$80

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies

On August 5, 2025, Conduit Pharmaceuticals, Inc. filed an amendment to its Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), to effect a change of the Company’s name from “Conduit Pharmaceuticals Inc.” to “CDT Equity Inc.” (the “Name Change” with both names referring to the “Company”), which became effective at 5 p.m. Eastern Time on August 5, 2025. The Company is a dynamic, multi-asset clinical stage, life science company delivering an efficient model for compound development. Conduit both acquires and funds the development of Phase 2-ready assets, building an integrated and advanced platform-driven approach powered by artificial intelligence (AI) and cybernetics, and seeking an exit through third-party license deals following successful clinical trials. Our novel approach addresses unmet medical needs and lengthens the intellectual property for our existing assets through cutting-edge solid-form technology with the expectation of commercializing these products with life science companies. Led by a highly experienced team of executives including Dr. Andrew Regan and Dr. Freda Lewis-Hall, this novel approach is a departure from the traditional pharma/biotech business model of taking assets through regulatory approval. At this time, we do not expect that we will commercialize any clinical assets or seek marketing approval from the FDA (or similar organizations) as we intend to enter into agreements with third parties for each such clinical asset that would provide that such third party would pursue the further development, commercialization, and marketing of such assets.

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

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has generated significant losses and as of March 31, 2025, the Company had an accumulated deficit of $33.9 million. As of March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents of $2.1 million and $0.6 million, respectively. For the three months ended March 31, 2025 and 2024, the Company had net losses of $4.8 million and $3.6 million, respectively, and cash used in operating activities of $3.9 million and $2.4 million, respectively.

Management has determined that it does not have sufficient cash and other sources of liquidity to fund its current business plan. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for at least the next 12 months from the financial statement filing date.

The Company’s expectation is to generate operating losses and negative operating cash flows in the future and will need additional funding to support its current business plan in addition to the remaining at the market offering program (the “Sales Agreement”) of approximately $12.0 million (see Note 11), as of the financial statement issuance date. Management’s plans to alleviate the conditions that raise substantial doubt through the pursuit of additional cash resources through public or private equity or debt financings. However, there is no assurance that such funding will be available when needed or on acceptable terms. If additional funding is not available when required, the Company would need to delay or curtail its operations and its research and development activities until such funding is received, all of which could have a material adverse effect on the Company and its financial condition

These financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Other Risks and Uncertainties

The Company is subject to risks common to companies in the development stage and pharmaceutical industry including, but not limited to, uncertainties related to pre-clinical and clinical outcomes competitor products, regulatory approvals, dependence on key products, dependence on key suppliers and protection of intellectual property rights (see Note 16 for details on a claim against our AZD 1656 co-crystal patent). Clinical assets currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance and reporting capabilities. Even if the Company’s efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue and cash flow from royalties or product sales.

The Company licenses clinical assets from AstraZeneca. See Note 8. If there is a breach or other termination of such agreements, there could be a material adverse effect on the Company’s business, financial condition, operating results, and prospects.

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

Research and Development

The Company accounts for its research and development costs in accordance with ASC 730, Research and Development. Research and development expenses consist primarily of costs incurred in connection with the research and development of our clinical assets and programs, see Note 8 for further discussion of research and development expense. Conduit holds all licenses to conduct clinical research through a third-party pharmaceutical company. The Company expenses research and development costs and intangible assets acquired that have no alternative future use as incurred. These expenses include:

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

Purchased Research and Development Assets

The Company accounts for its research and development costs in accordance with ASC 730, Research and Development. ASC 730 requires that research and development are generally recognized as an expense as incurred. However, some costs associated with research and development activities that have an alternative future use may be capitalizable. Purchases of assets related to research and development activities are evaluated based on the usefulness to the Company currently and for alternative future uses. Purchased research and development assets with alternative future use are recorded at cost and subsequently amortized using the straight-line method over their estimated useful lives. To date, the Company has one purchased asset, a diagnostic tool used to monitor clinical trials, aggregate data on an ongoing basis and tracking intellectual property patent status. The Company determined that the diagnostic tool also has the alternative future use of utilizing the predictive modeling capability to track and evaluate delisted patents in the marketplace to potentially facilitate strategic entry into de-prioritized asset markets that might be otherwise overlooked by other market participants. The asset is depreciated on a straight-line basis over its useful life of two years.

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

2. Restatement of Previously Issued Financial Statements

Restatement of Previously Issued Financial Statements: March 31, 2025

In connection with the preparation of the Company’s financial statements for the three and six months ended June 30, 2025, the Company’s management determined that a restatement was necessary in its previously issued unaudited financial statements, relating to the balance sheet as of March 31, 2025, condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025, the condensed consolidated statement of changes in stockholders’ deficit as of March 31, 2025 and the condensed consolidated statement of cash flows for the three months ended March 31, 2025. Management has evaluated this change and concluded it was material to the period ending March 31, 2025.

The impact of the errors described above on the condensed consolidated balance sheet as of March 31, 2025, is as follows:

	As of March 31, 2025 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Balance Sheets (in thousands)
Assets
Equipment and clinical assets, net	41	393	434
Total Assets	7,321	393	7,714
Stockholders’ deficit
Accumulated deficit	(34,247)	393	(33,854)
Total shareholders’ equity	2,687	393	3,080
Total liabilities and shareholders’’ equity	7,321	393	7,714

The impact of the errors described above on the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025 is as follows (in thousands):

	For the three months ended March 31, 2025 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statements of Operations and Comprehensive Loss (in thousands)
Operating expenses:
Research and development expenses	$1,309	$(393)	$916
Total operating costs and expenses	4,009	(393)	3,616
Operating loss	(4,009)	393	(3,616)
Net loss	(5,146)	393	(4,753)
Net loss per share attributable to ordinary shareholders – basic and diluted	$(1.32)	$0.10	$(1.22)
Total comprehensive loss	(5,214)	393	(4,821)

The impact of the errors described above on the condensed consolidated statement of cash flows for the three months ended March 31, 2025 is as follows (in thousands):

	For the three months ended March 31, 2025 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statements of Cash Flows (in thousands)
Cash flows from operating activities:
Net loss	$(5,146)	$393	$(4,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	185	7	192
Net cash flows from operating activities	(4,329)	400	(3,929)
Cash flows from investing activities:
Purchase of intangible assets	-	(400)	(400)
Net cash flows from investing activities	(4)	(400)	(404)

The impact of the errors described above on the condensed consolidated statement of changes in stockholders’ equity as of March 31, 2025 is as follows (in thousands):

	As of March 31, 2025 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statements of Changes in Shareholders’ Equity (in thousands)
Accumulated deficit	$(34,247)	$393	$(33,854)
Total shareholders’ equity	2,687	393	3,080

3. Fair Value

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

Convertible Notes Payable

As discussed in Note 5, on October 31, 2024, the Company and Nirland agreed to amend the Senior Secured Promissory Note entered into by the Company and Nirland on August 6, 2024 (the “August 2024 Nirland Note”), whereby the August 2024 Nirland Note was amended to provide for the conversion of the August 2024 Nirland Note into shares of common stock, at Nirland’s discretion, in a multiple of any unpaid amounts, if not otherwise previously paid, pursuant to the conversion rate contained therein. The August 2024 Nirland Note was then amended for a second time on November 22, 2024. On February 12, 2025, the August 2024 Nirland Note was repaid in full.

Additionally, as discussed in Note 5, during November 2024, the Company issued to A.G.P. a convertible promissory note (the “A.G.P. Convertible Note”) in the principal amount of $5.7 million to evidence the A.G.P.’s currently owed deferred commission payable.

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

As of March 31, 2025, no obligations remain under the August 2024 Nirland Note (refer to Note 5 for details) and therefore only the fair value of the A.G.P. Convertible Note was estimated using a binomial lattice model.

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

Liability Classified Warrants

The A.G.P. 2024 Warrants, as defined in Note 15, are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liabilities in the condensed consolidated balance sheets. Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

4. Balance Sheet Details

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

5. Convertible Notes Payable

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

August 2024 Nirland Note

On August 6, 2024, the Company entered into August 2024 Nirland Note with Nirland, a related party of the Company, pursuant to which the Company issued and sold to Nirland the August 2024 Note in the original principal amount of $2.7 million, inclusive of a $0.5 million original issuance discount. See Note 12 for further reference to the relationship between the Company and Nirland. Of the total amount of the August 2024 Nirland Note, $1.7 million was issued upon execution of the August 2024 Nirland Note. The balance of $0.5 million was provided to the Company when the shares were registered for resale in September 2024. In the event the Company completes any public or private equity or debt financing, the Company shall be required to mandatorily prepay (“Mandatory Prepayment Right”), any amounts that may be then outstanding under the August 2024 Nirland Note, within two business days following the closing of such financing, in an amount of no less than 75% of the net proceeds received. Per the terms of the August 2024 Nirland Note, the Company was prohibited from entering into a variable rate transaction without prior written consent from Nirland. The August 2024 Nirland Note bore interest at a rate of 12% per annum, accruing daily on a 365-day basis, payable monthly in arrears as cash, or accrued at Nirland’s discretion. The August 2024 Nirland Note was scheduled to mature 12 months from August 6, 2024.

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

A.G.P. Convertible Note

On November 25, 2024, the Company issued to A.G.P. the “A.G.P. Convertible Note in the principal amount of $5.7 million to evidence A.G.P.’s currently owed deferred commission payable. Refer to Note 7 for additional information. Unless earlier converted as specified in the Convertible Note, the principal amount, plus all accrued but unpaid interest, is due on November 25, 2025 (the “Maturity Date”). The convertible promissory note accrues interest at 5.5% per annum.

At any time prior to the full payment of the convertible promissory note, provided that the A.G.P. has given at least three business days written notice to the Company, A.G.P., in its sole discretion, may elect to have all or any portion of the outstanding principal amount and all interest accrued converted into shares of the Company’s common stock, at a fixed price of $10.00 (or following any reverse splits that may occur in a ratio greater than 10 to 1, the lower of such reverse split price and the market price per share at the time of the conversion date, but in no event less than $1.00), subject to adjustment as provided therein and to take into account any future share splits or reverse splits. The Company notes that the reverse split provision in the preceding sentence was tripped, effective January 25, 2025, following the 1-for-100 reverse stock split that occurred on that date. During March 2025, A.G.P and the Company subsequently agreed to amend the conversion price, whereby the A.G.P. Convertible Note is convertible into shares of the Company’s common stock at the lower of the reverse split price and the market price per share at the time of the conversion date.

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

Additionally, on March 31, 2025, the Company remeasured the fair value of the A.G.P. Convertible Note through the use of a binomial lattice model and calculated a fair value of approximately $2.7 million. For the three months ended March 31, 2025, the Company recorded a $0.2 million gain in the change in fair value of the A.G.P. Convertible Note and interest expense of approximately $0.1 million. As of March 31, 2025, there was approximately $5.5 million in outstanding principal and interest remaining

6. Loans Payable

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

October 2024 Nirland Note

On October 28, 2024, the Company issued a promissory note (the “October 2024 Nirland Note”) to Nirland, a related party, in the original principal amount of $0.6 million in exchange for funds in such amount. See Note 17 for further reference to the relationship between the Company and Nirland. The October 2024 Nirland Note bore interest at a rate of 12% per annum, was due and payable semi-annually in arrears, and was scheduled to mature on October 31, 2025. If an event of default under and as defined in the October 2024 Nirland Note occurs, the interest rate would have been be increased to 18% per annum or to the maximum rate permitted by law. In connection with the October 2024 Nirland Note, the Company has agreed to pay Nirland a 1% arrangement fee, which was included with the principal and interest owed under the October 2024 Nirland Note. The 1% arrangement fee is accounted for as a debt discount and was amortized to interest expense, net in the consolidated statement of operations and comprehensive income (loss) using the effective interest method over the life of the October 2024 Nirland Note.

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

7. Deferred Commission Payable

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

On November 25, 2024, the Company issued the A.G.P. Convertible Note in the principal amount of $5.7 million to evidence the currently owed deferred commission payable, at which time the deferred commission payable balance was removed. Refer to Note 5 for additional information.

For the three months ended March 31, 2024, the Company recorded $0.1 million of interest expense related to the deferred commission payable balance in the condensed consolidated statement of operations and comprehensive income loss.

8. Research and Development Expense

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

As a result of the above, the Company is no longer funding the development of AZD1656 or AZD5904 under the terms of the Exclusive Funding Agreement, dated March 26, 2021 with St George Street Capital (the “Funding Agreement”). In this regard, the Company previously entered into a deed of amendment amending such Funding Agreement. The parties agreed that the project funding provisions of such Funding Agreement whereby the Company had the right to fund a project or refer other parties to St George Street Capital, were amended to provide that St George Street Capital must still include the Company in any project funding opportunities and requests but may now seek other third-parties to fund projects in addition to the Company. In November and December 2024, the Company received a letter from St George Street Capital and formal complaints filed with the Intellectual Property Office claiming the Company was not the sole owner of the AZD 1656 co-crystal patent. See Note 16 for additional details on the claim.

SARBORG Service Agreement – As Restated

On December 12, 2024, the Company entered into the Sarborg Service Agreement with Sarborg, a Cayman Islands company and related party of the Company. See Note 13 for further reference to the relationship between the Company and Sarborg. Under the terms of the Sarborg Service Agreement, Sarborg will provide algorithmic and cybernetic technology services to Conduit, including the development of decision-support tools and advanced cybernetic systems tailored to enhance Conduit’s decision-making processes and maximize the value of its pharmaceutical asset portfolio.

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

Under the Sarborg Service Agreement, the Company was provided with a dashboard that will be utilized for both the Company’s existing and future asset portfolio, a diagnostic tool used to monitor clinical trials, aggregate data on an ongoing basis and tracking intellectual property patent status. The Company determined that the diagnostic tool also has the alternative future use of utilizing the predictive modeling capability to track and evaluate delisted patents in the marketplace to potentially facilitate strategic entry into de-prioritized asset markets that might be otherwise overlooked by other market participants. The Company assessed the guidance in ASC 730 and determined that $0.4 million of total cost should of the acquired asset should be capitalized as the dashboard is considered a purchased diagnostic asset with alternative future use. Management determined that the dashboard has a useful life of two years. The dashboard was placed in service on March 18, 2025. During the three months ended March 31, 2025, the Company recorded $7 thousand in amortization expense.

All other costs under the Sarborg Service Agreement shall be expensed as incurred and recorded within research and development expense in the condensed consolidated statement of operations and comprehensive income loss, as the services are designed to aid in the Company’s research and development activities.

During the three months ended March 31, 2025, the Company paid Sarborg $1.1 million for completed milestones under the Sarborg Service Agreement. The Company recorded the $0.7 million in expense within research and development expense in the condensed consolidated statement of operations and comprehensive income loss for the three months ended March 31, 2025. The remaining $0.4 million was related to the delivery of the dashboard, which was recorded as an intangible asset on the condensed consolidated balance sheet as of March 31, 2025.

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

10. Income Taxes

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

12. Net Loss Per Share Attributable to Common Stockholders

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

13. Related Party Transactions

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

Nirland

On August 6, 2024, the Company entered into the August 2024 Nirland Note with Nirland, a related party of the Company. The Company determined that Nirland was a related party due to Nirland’s ownership interest in the Company concurrently with the execution of the August 2024 Nirland Note. Additionally, on October 28, 2024, the Company issued the October 2024 Nirland Note to Nirland, and on October 31, 2024, the Company and Nirland amended the August 2024 Nirland Note, and on November 22, 2024, the Company and Nirland amended the August 2024 Nirland Note for a second time. As of March 31, 2025, no obligations remained under the terms of the August 2024 Nirland Note and October 2024 Nirland Note, and Nirland did not own or beneficially own shares of the Company’s common stock. Refer to Note 5 and Note 6 for additional information.

SARBORG – As Restated

On December 12, 2024, and March 31, 2025, the Company entered into the Sarborg Service Agreement and the Sarborg Additional Agreement, respectively. Dr. Andrew Regan, Chief Executive Officer and member of Conduit’s board of directors, also sits on the board of directors of Sarborg but does not have an equity interest in Sarborg. During the three months ended March 31, 2025, the Company recorded $0.7 million as research and development expense and $0.4 million as an acquired diagnostic asset with alternative future use related to the Sarborg Service Agreement. Additionally, on March 31, 2025, the Company issued 1,853,933 fully vested unregistered shares of Common Stock to prepay the Sarborg Additional Agreement. The fair value of the shares issued was $1.5 million and was recorded as a prepaid within the condensed consolidated balance sheets. Refer to Note 8 above for additional information.

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

15. Warrants

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

A.G.P. 2024 Warrants

As partial consideration for an advance issued to the Company by A.G.P. on October 29, 2024, the Company issued A.G.P. Warrants (the “A.G.P. 2024 Warrants”) to purchase up to 28,625 shares of the Company’s Common Stock at an exercise price of $10.48 per share. The Company determined that the A.G.P. 2024 Warrants should be classified as a liability and recorded at fair value through use of a Black-Scholes option-pricing model. Refer to Note 4 above for additional information.

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

17. Segments – As Restated

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

The following table presents certain financial data for the Company’s reportable segment (in thousands):

	March 31,
	2025	2024
Research & development expense – clinical asset development	$189	$128
Research & development expense – related parties	727	-
General and administrative expenses – legal & professional fees	760	245
General and administrative expenses – accounting & audit fees	544	647
General and administrative expenses – salaries, payroll and stock-based compensation	693	986
General and administrative expenses – other	703	949
Loss from segment operations	$3,616	$2,955

Other segment items consist of the items within Note 14 to the condensed consolidated financial statements.

18. Subsequent Events

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

Restatement of Previously Issued Financial Statements

As discussed in the Explanatory Note above, the Company has restated its unaudited consolidated financial statements for the quarter ended March 31, 2025 As a result, the previously reported financial information for the quarter ended March 31, 2025 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to reflect the restatement. See Note 2, entitled “Restatement of Previously Issued Financial Statements”, to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1. Financial Statements of this Form 10-Q/A for further detail regarding the restatement, including descriptions of the adjustments and the impacts on our unaudited consolidated financial statements.

Other than the effect of the restatement, this section has not been otherwise modified and does not reflect any information or events occurring after May 15, 2025, the filing date of the Original Form 10-Q, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

We incurred approximately $0.9 million and $0.1 million on research and development activities during the three months ended March 31, 2025, and March 31, 2024, respectively. Our research and development activities have been wholly focused on developing co-crystals of AZD1656 to increase patent life. Some of this work was completed by third-party CROs but all intellectual property is retained by us. We currently have one pending international patent application and two pending national patent applications. The successful completion of clinical trials increases the value of clinical assets and may lead to the commercialization and/or licensing of such assets to other pharmaceutical companies. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful.

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

Results of Operations – as Restated

The following table set forth our results of operations for the periods indicated:

	Three Months ended March 31,
(In thousands, except share and per share amounts)	2025	2024
	(As Restated)
Operating expenses:
Research and development expenses	$916	$128
General and administrative expenses	2,700	2,827
Total operating costs and expenses	3,616	2,955
Operating loss	(3,616)	(2,955)
Other income (expenses):
Other income (expense), net	(969)	(487)
Interest Income	8	9
Interest expense, net	(176)	(119)
Total other (expense) income, net	(1,137)	(597)
Net loss	$(4,753)	$(3,552)

Comparison of the Three Months Ended March 31, 2025 and 2024

Research and Development Expenses

	Three Months ended March 31,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
	(As Restated)
Research and development expenses	$916	$128	$788	616%

Research and development expenses increased by $0.8 million, or 616%, to approximately $0.9 million for the three months ended March 31, 2025, as compared to $0.1 million for the three months ended March 31, 2024. The increase was primarily due to $0.7 million of expense recorded under the Sarborg Service Agreement and $0.1 million of expense incurred under the Charles River MSA.

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

For further details refer to Note 14, “Other income (expense), net,” in the unaudited financial statements as of March 31, 2025 and March 31, 2024 included elsewhere in this Quarterly Report.

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

Liquidity and Capital Resources

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Since our inception, and in line with our growth strategy, we have prepared our financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations. To date, our primary sources of capital have been through private placements of equity securities and convertible debt and the Sales Agreement with A.G.P. During the three months ended March 31, 2025 and 2024, we incurred operating losses of $4.8 million and $3.6 million, respectively.

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

At any time prior to the full payment of the A.G.P. Convertible Note, provided that A.G.P. has given at least three business days written notice to the Company, A.G.P., in its sole discretion, may elect to have all or any portion of the outstanding principal amount and all interest accrued converted into shares of the Company’s common stock, at the lower of the Reverse Split price and the market price per share at the time of the conversion date, but in no event less than $1.00, subject to adjustment as provided therein and to take into account any future share splits or reverse splits. However, the conversion of the A.G.P. Convertible Note may not occur prior to the Company having sufficiently authorized shares of common stock to permit the entire conversion of the convertible promissory note. Refer to Note 5 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table set forth our cash flows for the period indicated (in thousands):

	Three Months ended March 31,
	2025	2024
	(As Restated)
Net cash provided by (used in):
Operating Activities	$(3,929)	$(2,357)
Investing Activities	(404)	-
Financing Activities	5,927	-
Effect of exchange rate changes on cash and cash equivalents	(18)	(27)
Net increase (decrease) in cash and cash equivalents	$1,576	$(2,384)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025, was $3.9 million, resulting primarily from a net loss of $4.8 million, adjusted for non-cash items including a $1.8 million loss on the change in fair value of convertible notes payable, a $0.3 million gain on debt extinguishment, $0.3 million gain on waiver of accrued interest, a $0.1 million gain on change in fair value of warrant liability, $0.2 million of stock-based compensation expense, $0.2 million of non-cash interest expense, $0.2 million of amortization expense, $0.4 million of prepaid directors and officers insurance amortization and a $1.6 million cash outflow from operating assets and liabilities. The $1.6 million cash outflow from operating assets and liabilities is primarily due to a $0.7 million cash outflow from accounts payable, a $0.2 million cash outflow from accrued expenses and other current liabilities, and a $0.3 million cash outflow from prepaid expenses and other current assets.

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

Cash Flows (Used) Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $0.4 million, resulting from purchases of intangible assets and property, plant and equipment totaling $0.4 million.

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

Contingencies

In the ordinary course of business, we are involved in various legal proceedings that are complex in nature and have outcomes that are difficult to predict. We describe our legal proceedings and other matters that are significant or that we believe could become significant in Note 16 to the consolidated financial statements. We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously or modifications to contingency disclosures that are considered material.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025 and for the comparison fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the periods covered by this Quarterly Report, our disclosure controls and procedures were not effective, due to material weaknesses previously identified and included in the Company’s most recent Form 10-K as not yet remediated as of the end of both such periods.

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

CONDUIT PHARMACEUTICALS INC

August 14, 2025	By:	/s/ Dr. Andrew Regan
	Name:	Dr. Andrew Regan
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 14, 2025	By:	/s/ James Bligh
	Name:	James Bligh
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

