Form 10-Q
period 2025-06-30
CDT Equity Inc.
filed 2025-08-14
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Conduit Pharmaceuticals, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	CDT	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $17,250.00	CDTTW	The Nasdaq Stock Market LLC

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

As of August 14, 2025, there were 3,062,025 shares of common stock, $0.0001 par value (the “Common Stock”) of the registrant issued and outstanding.

CDT EQUITY INC.

Form 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended June 30, 2025 contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. This includes, without limitation, statements regarding the financial position and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors,” those described in our Annual Report on Form 10-K for the year ended December 31, 2024, under “Item 1A. Risk Factors,” filed with the U.S. Securities and Exchange Commission (the “SEC”). You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report.

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,332	$554
Prepaid R&D services- related party (see Note 6 and Note 11)	1,626	380
Prepaid R&D services (see Note 6)	140	-
Prepaid expenses and other current assets	1,288	1,781
Total current assets	6,386	2,715
Operating lease right-of-use assets, net	204	263
Equipment and clinical assets, net	381	40
Prepaid expenses and other long-term assets	1,018	1,175
Total assets	$7,989	$4,193
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,253	$1,428
Accrued expenses and other current liabilities	1,140	1,963
Operating lease liability, current portion	138	119
Convertible promissory note payable	-	800
Convertible promissory notes payable at fair value	1,882	2,985
Convertible promissory notes payable at fair value – related parties	-	2,871
Notes payable	-	150
Notes payable – related parties	-	425
Total current liabilities	4,413	10,741
Operating lease liability, non-current portion	46	107
Derivative warrant liability	1	138
Total liabilities	4,460	10,986

Commitments and contingencies (see Note 14)	-	-

Stockholders’ equity (deficit)
Common stock, par value $0.0001; 250,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively, 2,405,129 shares and 92,320 shares issued at June 30, 2025 and December 31, 2024, respectively, and 2,393,416 and 92,320 shares outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Preferred stock, par value $0.0001; 1,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; nil shares issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Additional paid-in capital	43,248	21,894
Treasury stock; 11,713 shares and nil shares issued at June 30, 2025 and December 31, 2024, respectively, at cost	(106)	-
Accumulated deficit	(39,882)	(29,101)
Accumulated other comprehensive income	269	414
Total stockholders’ equity (deficit)	3,529	(6,793)
Total liabilities and stockholders’ equity (deficit)	$7,989	$4,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development expenses	$1,860	$25	$2,776	$153
General and administrative expenses	3,092	3,115	5,792	5,942
Total operating expenses	4,952	3,140	8,568	6,095
Operating loss	(4,952)	(3,140)	(8,568)	(6,095)
Other income (expense):
Other expense, net	(1,023)	(2,126)	(1,992)	(2,613)
Interest income	4	2	12	11
Interest expense	(57)	(119)	(233)	(238)
Total other expense, net	(1,076)	(2,243)	(2,213)	(2,840)
Net loss	$(6,028)	$(5,383)	$(10,781)	$(8,935)
Basic and diluted net loss per share	$(5.46)	$(109.33)	$(15.77)	$(181.51)
Basic and diluted weighted-average common shares outstanding	1,103,487	49,234	683,590	49,227
Comprehensive loss:
Foreign currency translation adjustment	(77)	(1)	(145)	(24)
Total comprehensive loss	$(6,105)	$(5,384)	(10,926)	$(8,959)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(DEFICIT)

(unaudited)

(in thousands, except share amounts)

	Common stock		Treasury	Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	Stock	capital	deficit	income	(deficit)

Balance at April 1, 2025	634,137	$-	$-	$36,588	$(33,854)	$346	$3,080
Issuance of Common Stock for services	258,096	-	-	740	-	-	740
Issuance of Common Stock under the ATM Program	1,183,221	-	-	3,887	-	-	3,887
Issuance of Common Stock upon exercise of conversion option	329,692	-	-	1,873	-	-	1,873
Stock-based compensation	-	-	-	160	-	-	160
Share Repurchases	-	-	(106)	-	-	-	(106)
Foreign currency translation adjustment	-	-	-	-	-	(77)	(77)
Net loss	-	-	-	-	(6,028)	-	(6,028)
Balance at June 30, 2025	2,405,146	$-	$(106)	$43,248	$(39,882)	$269	$3,529

	Common stock		Treasury	Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	Stock	capital	deficit	income	(deficit)

Balance at January 1, 2025	92,320	$-	$-	$21,894	$(29,101)	$414	$(6,793)
Issuance of Common Stock for services	421,442	-	-	2,952	-	-	2,952
Issuance of Common Stock under the ATM Program	1,472,945	-	-	12,055	-	-	12,055
Issuance of Common Stock upon exercise of conversion option	418,439	-	-	5,953	-	-	5,953
Stock-based compensation	-	-	-	394	-	-	394
Share Repurchases	-	-	(106)	-	-	-	(106)
Foreign currency translation adjustment	-	-	-	-	-	(145)	(145)
Net loss	-	-	-	-	(10,781)	-	(10,781)
Balance at June 30, 2025	2,405,146	$-	$(106)	$43,248	$(39,882)	$269	$3,529

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	capital	deficit	income	(deficit)

Balance at April 1, 2024	49,219	$-	$11,365	$(14,851)	$388	$(3,098)
Issuance of Common Stock for services	64	-	150	-	-	150
Issuance of Common Stock upon vesting of restricted stock units	49	-	-	-	-	-
Issuance of Warrants	-	-	2,388	-	-	2,388
Stock-based compensation	-	-	482	-	-	482
Foreign currency translation adjustment	-	-	-	-	(1)	(1)
Net loss	-	-	-	(5,383)	-	(5,383)
Balance at June 30, 2024	49,332	$-	$14,385	$(20,234)	$387	$(5,462)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	capital	deficit	income	(deficit)

Balance at January 1, 2024	49,219	$-	$10,431	$(11,299)	$411	$(457)
Issuance of Common Stock for services	64	-	150	-	-	150
Issuance of Common Stock upon vesting of restricted stock units	49	-	-	-	-	-
Issuance of Warrants	-	-	2,890	-	-	2,890
Stock-based compensation	-	-	914	-	-	914
Foreign currency translation adjustment	-	-	-	-	(24)	(24)
Net loss	-	-	-	(8,935)	-	(8,935)
Balance at June 30, 2024	49,332	$-	$14,385	$(20,234)	$387	$(5,462)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months ended June 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(10,781)	$(8,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment, net	(278)	-
Unrealized foreign exchange loss	(27)	5
Loss on change in fair value of convertible notes payable	2,875	-
Gain on change in fair value of derivative warrant liability	(137)	(110)
Gain on waiver of accrued interest	(371)	-
Non-cash lease expense	60	-
Issuance of warrants for lock-up	-	2,710
Stock-based compensation expense	394	914
Non-cash interest expense	224	158
Operating lease obligations	-	(34)
Depreciation expense	10	-
Amortization of financed directors and officers insurance	739	863
Issuance of common stock for services	-	150
Amortization expense	1,015	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	198	(306)
Accounts payable	(236)	811
Accrued expenses and other liabilities	(136)	(96)
Lease liability	(58)	-
Net cash flows used in operating activities	(6,509)	(3,870)
Cash flows used in investing activities:
Purchases of equipment and clinical assets	(405)	(10)
Purchases of short-term investments	-	(490)
Proceeds from the sale of short-term investments	-	276
Net cash flows used in investing activities	(405)	(224)
Cash flows provided by financing activities:
Proceeds from issuance of warrants from lock-up	-	113
Proceeds from issuance of common shares related to the ATM program	11,948	-
Repayment of notes payable – related parties	(425)	-
Repayment of notes payable	(156)	-
Repayment of convertible notes payable – related parties	(927)	-
Repayment of convertible notes payable	(650)	-
Purchases of treasury stock	(106)	-
Net cash flows provided by financing activities	9,684	113
Net change in cash and cash equivalents before effect of exchange rate changes	2,770	(3,981)
Effect of exchange rate changes on cash and cash equivalents	8	(28)
Net change in cash	2,778	(4,009)
Cash and cash equivalents at beginning of period	554	4,228
Cash and cash equivalents at end of period	$3,332	$219

Supplemental cash flow information:
Cash paid for interest	$-	$80

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$350
Issuance of common stock upon exercise of conversion option	5,950	-
Issuance of common stock for services	2,951	-
Purchases of PP&E in accounts payable	-	40
Receivables from issuance of warrants for lock-up	-	67

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies

CDT Equity Inc., formerly Conduit Pharmaceuticals Inc., a Delaware corporation (“CDT” or the “Company”), is a data-driven pharmaceutical development company focused on identifying, enhancing, and advancing high-potential therapeutic assets through scientific innovation and strategic partnerships. The company has evolved into a broader, more agile platform that leverages artificial intelligence, solid-form chemistry, and efficient asset repositioning to accelerate the development of novel treatments.

Our strategy is centered on unlocking the untapped value of clinical-stage compounds, particularly those deprioritized by larger pharmaceutical companies with strong, supporting Phase I safety data. Through advanced co-crystallization and solid-form technologies developed at our Cambridge facilities, we improve drug properties and extend patent life by up to 20 years. In partnership with Sarborg, we also apply AI-powered disease mapping to rapidly identify new therapeutic applications for existing compounds.

Our pipeline includes candidates that target autoimmune disorders, as well as idiopathic male infertility, oncology, dermatology, and animal health. Ongoing in vitro and in vivo studies, guided by AI insights, are designed to support licensing and commercialization partnerships, We will seek an exit through third-party license deals following successful in vitro and in vivo pre-clinical trials, entering into agreements with third-parties to pursue further development, FDA approval, commercialization and marketing of our assets.

Operating with a lean, asset-agnostic model, CDT Equity Inc. prioritizes speed, adaptability, and capital efficiency. We avoid the cost burden of late-stage clinical trials, focusing instead on high-leverage development strategies.

On September 22, 2023 (the “Closing Date”), a merger transaction between Conduit Pharmaceuticals Limited (“Old Conduit”), Murphy Canyon Acquisition Corp (“MURF”) and Conduit Merger Sub, Inc., a Cayman Islands exempted company and a wholly owned subsidiary of MURF (“Merger Sub”), was completed (the “Merger”) pursuant to the initial merger agreement dated November 8, 2022 and subsequent amendments to the merger agreement dated January 27, 2023 and May 11, 2023 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on the Closing Date, (i) Merger Sub merged with and into Old Conduit, with Old Conduit surviving the merger as a wholly-owned subsidiary of MURF, and (ii) MURF changed its name from Murphy Canyon Acquisition Corp. to Conduit Pharmaceuticals Inc. On September 25, 2023, the Company’s Common Stock commenced trading on The Nasdaq Capital Market under the symbol “CDT” and the Company’s warrants commenced trading on The Nasdaq Capital Market under the symbol “CDTTW”. Effective August 5, 2025, the Company changed its name from Conduit Pharmaceuticals Inc. to CDT Equity Inc. Our change to CDT Equity Inc. reflects the evolution of our strategy as a data-driven biotech development company focused on identifying, enhancing, and advancing high-potential therapeutic assets through scientific innovation and strategic partnerships.

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

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the SEC set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed consolidated financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025. The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of and for the year then ended.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Conduit UK Management Ltd. (United Kingdom) and Conduit Pharmaceuticals, Ltd. (Cayman Islands). As used herein, references to the “Company” or “CDT” include references to CDT Equity Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has generated significant losses and as of June 30, 2025, the Company had an accumulated deficit of $39.9 million. As of June 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $3.3 million and $0.6 million, respectively. For the six months ended June 30, 2025 and 2024, the Company had net losses of $10.8 million and $8.9 million, respectively, and cash used in operating activities of $6.5 million and $3.9 million, respectively.

Management has determined that it does not have sufficient cash and other sources of liquidity to fund its current business plan. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for at least the next 12 months from the financial statement filing date.

The Company’s expectation is to generate operating losses and negative operating cash flows in the future and will need additional funding to support its current business plan in addition to the remaining at the market offering program (the “Sales Agreement”) of approximately $8.2 million (see Note 9), as of the financial statement issuance date. Management’s plans to alleviate the conditions that raise substantial doubt through the pursuit of additional cash resources through public or private equity or debt financings. However, there is no assurance that such funding will be available when needed or on acceptable terms. If additional funding is not available when required, the Company would need to delay or curtail its operations and its research and development activities until such funding is received, all of which could have a material adverse effect on the Company and its financial condition.

These financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Reverse Stock Split

On January 24, 2025, the Company amended its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effect a 1-for-100 reverse stock split of its outstanding shares of Common Stock (the “January Reverse Stock Split”). As a result of the reverse stock split, every 100 shares of the Company’s Common Stock issued or outstanding were automatically reclassified into one new share of Common Stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. The January Reverse Stock Split did not affect the number of authorized shares of Common Stock or the par value of the Common Stock. No fractional shares were issued in connection with the January Reverse Stock Split. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the January Reverse Stock Split were entitled to a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing price per share of the Common Stock (as adjusted to give effect to the January Reverse Stock Split) on The Nasdaq Global Market on January 24, 2025.

On May 15, 2025, the Company amended its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate a 1-for-15 reverse stock split of the outstanding shares of the Company’s Common Stock (the “May Reverse Stock Split”). At the Company’s Special Meeting of Stockholders on May 5, 2025, stockholders approved the reverse stock split and granted the Company’s Board of Directors (the “Board”) the authority to determine the exact split ratio and when to proceed with the reverse stock split. The May Reverse Stock Split became effective on May 19, 2025, at 5:00 p.m., Eastern Time (the “Effective Time”) and the Common Stock began trading on The Nasdaq Global Market on a May Reverse Stock Split-adjusted basis on May 20, 2025, at market open under the existing ticker symbol, “CDT.” As of the Effective Time, every 15 shares of the Company’s issued and outstanding Common Stock was combined into one share of Common Stock. The May Reverse Stock Split did not affect the number of authorized shares of Common Stock or the par value of the Common Stock. No fractional shares were issued in connection with the May Reverse Stock Split. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the May Reverse Stock Split were entitled to a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing price per share of the Common Stock (as adjusted to give effect to the May Reverse Stock Split) on The Nasdaq Global Market on May 20, 2025.

All historical share and per-share amounts reflected throughout the accompanying consolidated financial statements and other financial information in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the January Reverse Stock Split and May Reverse Stock Split as if the splits occurred as of the earliest period presented.

Other Risks and Uncertainties

The Company is subject to risks common to companies in the development stage and pharmaceutical industry including, but not limited to, uncertainties related to pre-clinical and clinical outcomes competitor products, regulatory approvals, dependence on key products, dependence on key suppliers and protection of intellectual property rights (see Note 14 for details on a claim against our AZD 1656 co-crystal patent). Clinical assets currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance and reporting capabilities. Even if the Company’s efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue and cash flow from royalties or product sales.

The Company licenses clinical assets from AstraZeneca (see Note 6 for further detail). If there is a breach or other termination of such agreements, there could be a material adverse effect on the Company’s business, financial condition, operating results, and prospects.

Related party transactions and arrangements, specifically research and development related transactions, the Company enters into subject the Company to certain risks. Related party transactions in general are regarded as increasing the risk of omissions or misstatements in financial reporting, the risk of transactions being done on other than arm’s length terms due to the close ties between the parties involved and the risk of regulatory non-compliance. In addition, related-party transactions present potential conflicts of interest that could result in decisions that prioritize the economic interests of certain individuals over those of the primary purpose of the research and development, our company and its stockholders. In the instance of a dispute under any related-party agreement, the interests of affiliated parties may not align with the Company’s interest, and the resolution of such disputes may be less favorable than what the Company might achieve in a transaction with an unaffiliated third party.

The Company is also subject to risks associated with the Nasdaq Stock Market (“Nasdaq”) correspondence.

In August 2024, the Company received deficiency letters from Nasdaq notifying the Company that it was not in compliance with Listing Rule 5450(a)(1) (the “Bid Price Rule”), Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”) and Listing Rule 5450(b)(2)(A) (the “MVLS Rule”, together with the Bid Price Rule and the MVPHS Rule, the “Rules”). The Company had until February 10, 2025, and February 11, 2025, to regain compliance with the Rules. On December 17, 2024, Nasdaq issued a letter to the Company that as of December 17, 2024, it determined that the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days. As a result, Nasdaq had determined to delist the Company’s Common Stock and redeemable warrants from The Nasdaq Global Market, on December 27, 2024. The Company subsequently requested and received a hearing (the “Nasdaq Hearing”) from the Nasdaq Hearings Panel (the “Panel”). The Company submitted a written plan of compliance to cure its Rule deficiencies to Nasdaq on January 22, 2025, and attended the Nasdaq Hearing for the Company on February 11, 2025. On March 5, 2025, the Company received a written notification (the “Notice”) from the Panel confirming it had granted the Company an extension to regain compliance with the MVPHS and MVLS rules, provided that the Company, (i) on or before March 12, 2025, files an application to transfer to The Nasdaq Capital Market, which application was submitted on March 7, 2025, and (ii) on or before March 31, 2025, demonstrates compliance with all Nasdaq listing rules. The Company was notified in the Notice that as of February 26, 2025, it had regained compliance with the Bid Price Rule. There is no guarantee that the Company can maintain ongoing compliance with the Bid Price Rule. On May 15, 2025, the Company received formal notice from Nasdaq that the Company has regained compliance with Nasdaq’s minimum bid price requirement (the “Bid Price Requirement”) set forth in Nasdaq Listing Rule 5550(a)(2), as well as Nasdaq’s stockholders’ equity requirement (“Equity Requirement”) set forth in Nasdaq Listing Rule 5550(b)(1). On May 21, 2025, the Company received formal notice from Nasdaq that the Company’s application to transfer the listing of its Common Stock to The Nasdaq Capital Market had been approved and the Company’s securities were transferred to The Nasdaq Capital Market at the opening of business on May 23, 2025.

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

Cash and Cash Equivalents

Cash and cash equivalents are primarily maintained with major financial institutions in the United States and the United Kingdom. The Company considers cash equivalents to be short-term, highly liquid investments that (a) are readily convertible into known amounts of cash, (b) are traded and held for cash management purposes, and (c) have original maturities of three months or less at the time of purchase. The UK bank account, with a balance at June 30, 2025 of approximately £270,000 (or approximately $370,000) exceeds the country’s deposit limit of £85,000 (approximately $110,000). The Company’s US depository bank participates in the Demand Deposit Marketplace program, insuring deposits up to $10 million by sweeping amounts in excess of the $250,000 deposit insurance limit among participating banks. The Company has not experienced any losses on any accounts through the six months ended June 30, 2025.

The Company had $3.3 million and $0.6 million in cash and cash equivalents on hand as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, $0.3 million of the Company’s $3.3 million cash and cash equivalents balance was invested in money market funds. The money market funds do not have significant liquidity restrictions that would require the exclusion from cash and cash equivalents.

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

Unobservable inputs reflect the Company’s assumption about the inputs that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels, based on the inputs, as follows:

●	Level 1-Valuations based on quoted prices for identical instruments in active markets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.
●	Level 2-Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for either similar instruments in active markets, identical or similar instruments in markets that are not active, or model-derived valuations whose inputs or significant value drivers are observable or can be corroborated by observable market data.
●	Level 3-Valuations based on inputs that are unobservable. These valuations require significant judgment.

The Company’s Level 1 assets consist of cash and cash equivalents in the accompanying balance sheets, convertible notes payable and the value of accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities.

As of June 30, 2025, the Company has two financial liabilities, warrant liabilities for which the fair value is determined based on Level 2 and Level 3 inputs, and convertible debt carried at fair value for which the fair value is determined based on Level 3 input. The Level 2 inputs are valued based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar instruments in active markets. The Level 3 inputs as such inputs are based on unobservable inputs and require significant judgement.

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

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the research and development of our clinical assets and programs, see Note 6 for further discussion of research and development expense. CDT licenses its assets from a large pharmaceutical company and conducts clinical research with third-party contract research organizations. The Company expenses research and development costs and intangible assets acquired that have no alternative future use as incurred. These expenses include:

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

Net Loss per Share Attributable to Common Stockholders

The Company calculates basic and diluted net loss per share under ASC Topic 260, Earnings Per Share. Basic net loss per share is computed by dividing the net loss by the number of weighted-average common shares outstanding for the period. Diluted net loss is computed by adjusting net loss based on the impact of any dilutive instruments. Diluted net loss per share is computed by dividing the diluted net loss by the number of weighted-average common shares outstanding for the period including the effect, if dilutive, of any instruments that can be settled in common shares. When computing diluted net loss per share, the numerator is adjusted to eliminate the effects that have been recorded in net loss (net of tax, if any) attributable to any liability-classified dilutive instruments.

Warrants

The Company determines the accounting classification of Warrants as either liability or equity by first assessing whether the Warrants meet liability classification in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Under ASC 480, a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares must be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares.

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

The Equity Classified Warrants are recorded in stockholders’ equity (deficit) and the Liability Classified Warrants are recorded as liabilities in the Condensed Consolidated Balance Sheet. The Liability Classified Warrants are remeasured each period with changes in fair value recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

2. Fair Value

The following table presents as of June 30, 2025 the Company’s assets and liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$331	$-	$-	$331
Total Assets	$331	$-	$-	$331

Liabilities:
Convertible notes payable, at fair value	$-	$-	$1,882	$1,882
Liability Classified Warrants	-	-	1	1
Total Liabilities	$-	$-	$1,883	$1,883

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

The following table presents additional information about the Convertible Notes Payable subject to measurement at fair value on a recurring basis and warrant liabilities, for which the Company used significant unobservable inputs (Level 3) (in thousands):

	Convertible Notes Payable	Liability Classified Warrants
Balance as of December 31, 2024	$5,856	$138
Repayment of convertible notes	(1,054)	-
Change in fair value	(2,139)	(131)
Balance as of March 31, 2025	$2,663	$7
Conversion of convertible notes	(1,872)	-
Interest expense	57	-
Change in fair value	1,034	(6)
Balance as of June 30, 2025	$1,882	$1

During the three and six months ended June 30, 2025, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

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

Additionally, as discussed in Note 4, during November 2024, the Company issued to A.G.P./Alliance Global Partners (“A.G.P.”) a convertible promissory note (the “A.G.P. Convertible Note”) in the principal amount of $5.7 million to evidence the A.G.P.’s currently owed deferred commission payable.

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

As of June 30, 2025, no obligations remain under the August 2024 Nirland Note (refer to Note 4 for details) and therefore only the fair value of the A.G.P. Convertible Note was estimated using a binomial lattice model.

The following table outlines the range of significant unobservable inputs used in calculating the fair value of the A.G.P. Convertible Note as of June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Stock Price	$2.76	$103.50
Term (years)	0.41	0.9
Corporate bond yield	16.3%	9.0%
Credit Spread	26.2%	26.2%
Probability of Default	40%	40%
Recovery upon default	0%	0%
Volatility	194.3%	101.6%

Liability Classified Warrants

The A.G.P. 2024 Warrants, as defined in Note 13, are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liabilities in the condensed consolidated balance sheets. Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

The measurement of the A.G.P. 2024 Warrants is classified as Level 3 due to the use of an option-pricing model that utilizes unobservable inputs and requires significant judgement. The Company estimated the fair value of the A.G.P. 2024 Warrants as of June 30, 2025 and December 31, 2024, utilizing a Black-Scholes option-pricing model with the following assumptions:

	June 30, 2025	December 31, 2024
Closing stock price	$2.76	$103.50
Contractual exercise price	$157.20	$157.20
Risk-free rate	3.79%	4.38%
Estimated volatility	95.5%	98.6%
Time period to expiration (in years)	4.53	5.0

3. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025	As of December 31, 2024
Prepaid directors’ and officers’ insurance	$606	$1,187
Prepaid expenses	437	85
Prepaid expenses – related parties	-	20
Other receivables	245	489
Total prepaid expenses and other current assets	$1,288	$1,781

Accrued expenses and other current liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025	As of December 31, 2024
Accrued professional fees	$334	$242
Accrued board of director fees	-	101
Accrued research & development costs	248	280
Accrued payroll	9	51
Accrued legal contingency	426	389
Accrued interest	-	383
Accrued commission payable	-	107
HMRC payable	63	396
Other	60	14
Total accrued expenses and other current liabilities	$1,140	$1,963

4. Convertible Notes Payable

Convertible Promissory Note Payable

During March 2023, the Company issued a convertible promissory note payable (the “Convertible Promissory Note Payable”) with an aggregate principal amount of $0.8 million to a non-related third party. The Convertible Promissory Note Payable had a maturity date of 18 months from the date of issuance and carries interest at a rate of 20% annually, which is payable every six (6) months from the date of the note until the maturity date.

On March 6, 2025, the Company reached a Settlement Agreement (the “Settlement Agreement”) with the loan holder to pay $0.7 million in order to settle the Convertible Promissory Note Payable in full. The Company repaid the loan holder the settlement amount of $0.7 million on March 13, 2025. The Settlement Agreement and subsequent repayment was treated as a debt extinguishment under ASC 470-50. During the three and six months ended June 30, 2025, the Company recorded a gain on debt extinguishment of $0.1 million, calculated as the difference between (i) the $0.8 million carrying value of the Convertible Promissory Note Payable immediately prior to the amendment, and (ii) the $0.7 million repayment of the Convertible Promissory Note Payable. The $0.1 million gain on debt extinguishment was recorded within other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2025.

In connection with the Settlement Agreement, the Company entered into a consulting agreement with a third party to negotiate the settlement of the Convertible Promissory Note Payable with the loan holder on behalf of the Company. In exchange for negotiating the Settlement Agreement, the Company agreed to pay $0.1 million through the issuance of shares of Common Stock or cash. On March 31, 2025, the Company issued 4,872 shares of Common Stock. The number of shares issued was determined based on the agreement amount of $0.1 million, divided by the closing share price on March 28, 2025 (prior trading date) of $13.35. The $0.1 million was recorded as interest expense in the condensed consolidated statement of operations and comprehensive income loss for the six months ended June 30, 2025.

For the three months ended June 30, 2025 and 2024, the Company incurred interest expense on the Convertible Promissory Note Payable of zero and $40,000, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred interest expense on the Convertible Promissory Note Payable of $0.1 million and $0.1 million, respectively.

August 2024 Nirland Note

On August 6, 2024, the Company entered into August 2024 Nirland Note with Nirland Limited (“Nirland”), a related party of the Company, pursuant to which the Company issued and sold to Nirland the August 2024 Note in the original principal amount of $2.7 million, inclusive of a $0.5 million original issuance discount. See Note 10 for further reference to the relationship between the Company and Nirland. Of the total amount of the August 2024 Nirland Note, $1.7 million was issued upon execution of the August 2024 Nirland Note. The balance of $0.5 million was provided to the Company when the shares were registered for resale in September 2024. In the event the Company completes any public or private equity or debt financing, the Company shall be required to mandatorily prepay (“Mandatory Prepayment Right”), any amounts that may be then outstanding under the August 2024 Nirland Note, within two business days following the closing of such financing, in an amount of no less than 75% of the net proceeds received. Per the terms of the August 2024 Nirland Note, the Company was prohibited from entering into a variable rate transaction without prior written consent from Nirland. The August 2024 Nirland Note bore interest at a rate of 12% per annum, accruing daily on a 365-day basis, payable monthly in arrears as cash, or accrued at Nirland’s discretion. The August 2024 Nirland Note was scheduled to mature 12 months from August 6, 2024.

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

The Company evaluated the conversion feature of this note offering for embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging, and the substantial premium model in accordance with ASC Topic 470, Debt. Based on our assessment, separate accounting for the conversion feature of this note offering is not required and will be accounted for under the substantial premium model. Under the substantial premium model, the excess above the fair value of the August 2024 Nirland Note will be recorded in additional paid-in-capital. The August 2024 Nirland Note was carried at amortized cost using the effective interest method. The Company accounted for the First Amendment as a debt extinguishment, as the First Amendment added a substantive conversion option.

On November 22, 2024, the Company and Nirland entered into a Second Amendment to the August 2024 Nirland Note (the “Second Amendment”). Pursuant to the Second Amendment, the August 2024 Nirland Note may not be converted (other than partial conversions that may be permitted pursuant to the rules and regulations of Nasdaq (or any successor entity)) prior to receipt of stockholder approval to provide for such conversion of the August 2024 Nirland Note, and subsequent issuance of the Company’s Common Stock, pursuant to the stockholder approval rules under the rules and regulations of The Nasdaq Stock Market. If the Company had not held a special meeting of the stockholders to approve the full conversion of the August 2024 Nirland Note on or before January 9, 2025, then the Company was obligated to pay Nirland a penalty of $0.1 million per day until the special meeting was held. In addition, the existing conversion rate was amended to be two and one half times the sum of (x) the portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest (including default interest) with respect to such portion of the principal amount, if any divided by $0.10, prior to the Reverse Stock Split, (or following any reverse splits that may occur in a ratio greater than 10 to 1, the lower of such reverse split price and the market price per share at the time of the Conversion Date, but in no event less than $1.00), subject to adjustment as provided therein and to take into account any future share splits or reverse splits to maintain the economic equivalence of the conversion rights as at the amendment effective date. The Company notes that the reverse split provision in the preceding sentence was tripped following the January Reverse Stock Split.

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

The Company remeasured the fair value of the August 2024 Nirland Note as of the Second Amendment date and calculated a fair value of $4.5 million using a binomial lattice model. On December 9, 2024, and prior to obtaining shareholder approval, Nirland exercised their conversion option and converted $0.1 million of principal for 1,533 shares of Common Stock pursuant to the rules and regulations of the Nasdaq. As of December 31, 2024, $2.6 million of principal and accrued interest remained outstanding and the August 2024 Nirland Note had a fair value of $2.8 million.

During January and February 2025, Nirland exercised their conversion option and converted $1.8 million of principal in exchange for 60,080 shares of Common Stock. In total the Company issued Common Stock with a fair value of $3.7 million based on the closing stock price on each conversion date and recorded a loss on the change in fair value of $1.9 million, calculated as the difference between the fair value of the shares issued and the portion of principal and interest settled. On February 12, 2025, the Company repaid the remaining unpaid principal and interest of $0.9 million in cash and recorded a gain on extinguishment of $0.1 million, calculated as the difference between the remaining fair value of August 2024 Nirland Note, less the amount of cash paid. As of June 30, 2025, no obligations remained under the August 2024 Nirland Note.

For the three and six months ended June 30, 2025, the Company recorded $24,000 of interest expense, presented within Interest expense, net, in the condensed consolidated statement of operations and comprehensive loss.

A.G.P. Convertible Note

A.G.P was a financial advisor to both MURF and Old Conduit in connection with the Merger transaction. Upon the completion of the Merger, A.G.P.: (i) received a cash fee of $6.5 million, 867 shares of Common Stock, and warrants to purchase 36 shares of Common Stock at an exercise price of $16,500 per share pursuant to its engagement agreement with Old Conduit entered into on August 2, 2022, and (ii) agreed to defer payment, to be paid in the future under certain circumstances by a date no later than March 21, 2025, of $5.7 million of fees plus annual interest of 5.5% (the “Deferred Commission Payable”) as a result of its engagement for MURF’s IPO. Accrued interest was recorded as a liability on the Company’s consolidated balance sheet under accrued expenses and other current liabilities and totaled $0.4 million as of December 31, 2024. During the six months ended June 30, 2025, the Company reached an agreement with A.G.P. to waive all previously accrued interest. As such, the Company removed accrued interest of $0.4 million and recorded other income of $0.4 million for the six months ended June 30, 2025.

For the three and six months ended June 30, 2025, the Company recorded $0.1 million and $0.2 million of interest expense related to the deferred commission payable balance in the condensed consolidated statement of operations and comprehensive income loss, respectively.

On November 25, 2024, the Company issued to A.G.P. the “A.G.P. Convertible Note in the principal amount of $5.7 million to evidence A.G.P.’s currently owed Deferred Commission Payable, at which time the Deferred Commission Payable balance was removed. Unless earlier converted as specified in the Convertible Note, the principal amount, plus all accrued but unpaid interest, is due on November 25, 2025 (the “Maturity Date”). The convertible promissory note accrues interest at 5.5% per annum.

Per the terms of the A.G.P. Convertible Note, conversion could not occur prior to the Company having sufficiently authorized shares of Common Stock to permit the entire conversion of the convertible promissory note. In addition, the conversion of the A.G.P. Convertible Note could also not occur prior to receipt of stockholder approval to provide for such conversion, and subsequent issuance of the Company’s Common Stock, pursuant to the stockholder approval rules under the rules and regulations of The Nasdaq Stock Market. Further, A.G.P. will not be entitled to receive the Company’s Common Stock upon conversion, if such conversion would result in A.G.P. owning greater than 9.99% of the Company’s then currently outstanding Common Stock. A.G.P. is also entitled to resale registration rights as identified in the A.G.P. Convertible Note. As of January 25, 2025, the Company had sufficient authorized shares of Common Stock to permit the entire conversion of the A.G.P. Convertible Note and the Company had also received shareholder approval to allow for the entire conversion of the convertible promissory note.

The Company may prepay the A.G.P. Convertible Note in whole or in part. In the event of certain Events of Default (as defined in the A.G.P. Convertible Note), all outstanding principal and accrued interest under the A.G.P. Convertible Note will become, or may become at A.G.P.’s election, immediately due and payable to the A.G.P.

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

The Company determined the fair value of the A.G.P. Convertible Note to be $3.4 million as of November 25, 2024 through the use of a binomial lattice model. See Note 2 for additional information regarding the fair value measurement of the A.G.P Convertible Note. As of December 31, 2024, $6.1 million of principal and accrued interest remained outstanding and the A.G.P. Convertible Note had a fair value of $3.0 million.

On March 31, 2025, A.G.P. exercised their conversion option and converted $0.4 million of principal and interest in exchange for 28,667 shares of Common Stock. As of March 31, 2025, the Company’s Common Stock price was trading below the Conversion Price Floor. For the purpose of the March 31, 2025 conversion, the Company waived the Conversion Price Floor and allowed A.G.P. to convert at the prior trading days closing stock price. Upon conversion, the Company recorded a $0.2 million loss on the change in fair value based on the difference between (i) the fair value of the Common Stock issued and (ii) the percentage of total principal and interest converted (6.54%), multiplied by the December 31, 2024 valuation of $3.0 million.

On April 11, 2025, April 16, 2025, June 2, 2025, June 17, 2025, and June 26, 2025, the holder of the A.G.P. Convertible Note converted $0.5 million, $0.8 million, $0.1 million, $0.2 million, and $0.2 million of principal and interest into 28,666, 71,026, 40,000, 90,000, and 100,000 shares of the Company’s Common Stock, respectively. As of April 16, 2025, the Company’s Common Stock price was trading below the Conversion Price Floor. For the purpose of the April 16, 2025 conversion, the Company waived the Conversion Price Floor and allowed A.G.P. to convert at the April 16, 2025 closing stock price.

On June 30, 2025, the Company remeasured the fair value of the A.G.P. Convertible Note through the use of a binomial lattice model and calculated a fair value of approximately $1.9 million. For the three months ended June 30, 2025, the Company recorded a $0.1 million loss in the change in fair value of the A.G.P. Convertible Note and interest expense of approximately $0.1 million. For the six months ended June 30, 2025, the Company recorded a $0.1 million gain in the change in fair value of the A.G.P. Convertible Note and interest expense of approximately $0.1 million. As of June 30, 2025, there was approximately $3.6 million in outstanding principal and interest remaining.

5. Loans Payable

Loans

On May 1, 2022, the Company entered into Loan Agreements (the “Loans”) with two lenders, totaling $0.2 million. The Loans mature two years from the date of the agreement and bear no interest. Each loan was made available to the Company by the lenders in three tranches of (i) $33,000 (£30,000); (ii) $33,000 (£30,000); and (iii) $28,000 (£25,000). The Loans provided for events of default, including, among others, failure to make payment, bankruptcy and non-compliance with the terms of the Loans. As of December 31, 2024, the Company utilized all three tranches of the first loan and two out of three tranches of the second loan, with loans payable totaling $0.2 million.

On October 9, 2024, the Company and holders of the Loans amended the loan agreements (the “Loans Amendment”) to extend the maturity date for the Loans to December 19, 2024. The Loans Amendment also modified the payment terms for the Loans from a cash payment of £85,000 per loan to (1) a cash payment of £60,000, (2) £25,000 worth of shares of Common Stock converted into USD at the prevailing exchange rate, to be issued at the closing market price on the date prior to issuance, and in consideration for the extension, and (3) 167 additional shares of Common stock. On October 11, 2024, the Company issued each of the Loan holders 379 shares (758 shares in total).

The Company repaid the lenders the outstanding principal balance of $0.1 million in February 2025, in which no obligations remain under the terms of the Loans. No interest expense was recorded for each of the three and six months ended June 30, 2025.

October 2024 Nirland Note

On October 28, 2024, the Company issued a promissory note (the “October 2024 Nirland Note”) to Nirland, a related party, in the original principal amount of $0.6 million in exchange for funds in such amount. See Note 15 for further reference to the relationship between the Company and Nirland. The October 2024 Nirland Note bore interest at a rate of 12% per annum, was due and payable semi-annually in arrears, and was scheduled to mature on October 31, 2025. If an event of default under and as defined in the October 2024 Nirland Note occurs, the interest rate would be increased to 18% per annum or to the maximum rate permitted by law. In connection with the October 2024 Nirland Note, the Company has agreed to pay Nirland a 1% arrangement fee, which was included with the principal and interest owed under the October 2024 Nirland Note. The 1% arrangement fee is accounted for as a debt discount and was amortized to interest expense, net in the consolidated statement of operations and comprehensive income (loss) using the effective interest method over the life of the October 2024 Nirland Note.

On December 11, 2024, the Company reduced the exercise price of the PIPE Warrants held by Nirland to $8.83, at which time all PIPE Warrants were exercised. The Company received approximately $0.2 million of proceeds from the exercise of the Warrants, all of which were used to pay down the October 2024 Nirland Note.

The Company repaid principal and interest of $0.1 million, $0.2 million, and $0.1 million on January 14, 2025, January, 31, 2025, and February 7, 2025, respectively. As of June 30, 2025, no obligations remain under the October 2024 Nirland Note.

During the three and six months ended June 30, 2025, the Company recorded zero and approximately $8,000 of interest expense, respectively.

6. Research and Development Expense

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

As consideration for the grant of the license, the Company (i) granted AstraZeneca Common Stock pursuant to a stock issuance agreement (the “Issuance Agreement”), (ii) paid AstraZeneca an up-front payment of $1.5 million, and (iii) is obligated to pay AstraZeneca a percentage (on a tiered basis) of any amounts it may receive in connection with a grant of a sublicense (subject to various customary exceptions). The Issuance Agreement called for the Company to issue AstraZeneca 6,336 shares of the Company’s Common Stock. The Issuance Agreement provides AstraZeneca with resale registration rights for such shares.

AstraZeneca has been granted a right of first negotiation to develop, manufacture, and commercialize a Licensed Product (as defined in the August 2024 License Agreement) if the Company receives an offer for, or solicits, a transaction where a third party would obtain the right to develop, manufacture, or commercialize a Licensed Product. If AstraZeneca exercises such right, the parties will negotiate in good faith for an agreed period of time on an exclusive basis.

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

As a result of the above, the Company is no longer funding the development of AZD1656 or AZD5904 under the terms of the Exclusive Funding Agreement, dated March 26, 2021 with St George Street Capital (the “Funding Agreement”). In this regard, the Company previously entered into a deed of amendment amending such Funding Agreement. The parties agreed that the project funding provisions of such Funding Agreement whereby the Company had the right to fund a project or refer other parties to St George Street Capital, were amended to provide that St George Street Capital must still include the Company in any project funding opportunities and requests but may now seek other third-parties to fund projects in addition to the Company. In November and December 2024, the Company received a letter from St George Street Capital and formal complaints filed with the Intellectual Property Office claiming the Company was not the sole owner of the AZD 1656 co-crystal patent. See Note 14 for additional details on the claim.

SARBORG Service Agreement – Related Party

On December 12, 2024, the Company entered into a Services Agreement (the “Sarborg Service Agreement”) with SARBORG Limited (“Sarborg”), a Cayman Islands company and related party of the Company. See Note 11 for further reference to the relationship between the Company and Sarborg. Under the terms of the Sarborg Service Agreement, Sarborg will provide algorithmic and cybernetic technology services to CDT, including the development of decision-support tools and advanced cybernetic systems tailored to enhance CDT’s decision-making processes and maximize the value of its pharmaceutical asset portfolio.

Sarborg will perform the services to CDT comprised of three phases: the Initial Phase (0-24 weeks) focuses on establishing a foundation for collaboration and aligning Sarborg’s services with CDT’s strategic goals; the Development Phase (24-36 weeks) involves building technological infrastructure, including dashboards and predictive models; and the Ongoing Services Phase (36-52 weeks) ensures the sustained functionality and relevance of Sarborg’s deliverables while supporting CDT’s growth through iterative improvements and updates. Sarborg will create specific deliverables, including reports, computer programs, software applications, APIs, mobile applications, source code, written technical specifications and designs, operating and maintenance manuals, and other recorded data and information arising from or relating to the services. Sarborg will provide all necessary resources to perform the services and deliver the deliverables in accordance with the Sarborg Service Agreement.

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

The Sarborg Service Agreement includes provisions for the ownership and use of intellectual property. Sarborg will own its pre-existing intellectual property rights, including proprietary tools and methodologies used in the performance of the services. CDT will own all deliverables resulting from the services performed by Sarborg under the Sarborg Service Agreement.

The Sarborg Service Agreement provides Sarborg with registration rights for any Common Stock of CDT that Sarborg receives as consideration under the Sarborg Service Agreement. In such event, CDT will use commercially reasonable efforts to (i) file a registration statement covering the resale of the Common Stock within 60 days after the issuance; and (ii) ensure that such registration statement becomes effective within 90 days after filing. This Agreement also includes confidentiality obligations, representations and warranties, indemnification, limitation of liability, and insurance requirements.

In consideration of the services, CDT agreed to pay Sarborg an initial cash payment of $0.2 million and $0.2 million payable through the issuance of 1,515 shares of Common Stock, determined by the closing price on the day preceding the execution of the Sarborg Service Agreement. The initial cash payment of $0.2 million was made on December 20, 2024, and the 1,515 shares of Common Stock were issued on January 17, 2025. Further milestone payments payable in conjunction with the achievement of certain milestones over the term of the Sarborg Service Agreement, totaling up to $1.8 million, are payable in cash or stock, at the discretion of CDT. Sarborg will be reimbursed for pre-approved, necessary, and reasonable out-of-pocket expenses directly incurred in connection with the performance of the services.

The initial cash payment of $0.2 million and issuance of 1,515 shares of Common Stock were recorded to prepaid expense and will be amortized over the initial term of the Sarborg Service Agreement to research and development expense. For the three and six months ended June 30, 2025, the Company recorded amortization expense of $0.1 million and $0.2 million, respectively, with research and development expense in the condensed consolidated statement of operations and comprehensive income loss, respectively. As of June 30, 2025, $0.2 million of the prepaid balance remains within the condensed consolidated balance sheets.

Under the Sarborg Service Agreement, the Company will be provided with a dashboard that will be utilized for both the Company’s existing and future asset portfolio. Specifically, the dashboard includes a clinical trial monitoring functionality and a dynamic pharmaceutical patent landscape module to assess both the Company’s current assets undergoing clinical trials and delisted patents in the marketplace that may be overlooked by other market participants. These features will be used by management to monitor progress, assess trial status, identify new opportunities, and support decision-making across all current and future development programs. The Company assessed the guidance in ASC 730 and determined that $0.4 million of total cost of the acquired asset should be capitalized as the dashboard is considered a purchased diagnostic asset with alternative future use. Management determined that the dashboard has a useful life of two years. The dashboard was placed in service on March 18, 2025. During the three and six months ended June 30, 2025, the Company recorded $50 thousand and $57 thousand in amortization expense, respectively.

All other costs under the Sarborg Service Agreement shall be expensed as incurred and recorded within research and development expense in the condensed consolidated statement of operations and comprehensive income loss, as the services are designed to aid in the Company’s research and development activities.

During the three and six months ended June 30, 2025, Sarborg was paid $0.5 million and $1.2 million, respectively, for completed milestones under the Sarborg Service Agreement and had an outstanding payable balance of $0.2 million as of June 30, 2025. The Company recorded $0.7 million and $1.5 million in expense within research and development expense in the condensed consolidated statement of operations and comprehensive income loss for the three and six months ended June 30, 2025, respectively. The remaining $0.4 million was related to the delivery of the dashboard, which was recorded as a diagnostic asset on the condensed consolidated balance sheet as of March 31, 2025.

Master Service Agreement – CDT Equity Inc. and Charles River Laboratories

On February 7, 2025, the Company and Charles River Laboratories (“Charles River”) entered into a Master Services Agreement (the “Charles River MSA”). Under the Charles River MSA, Charles River agreed to provide preclinical testing and research services to CDT, including the evaluation of compounds in animal models and other related services. The services are defined in individual Statements of Work (“SOWs”) or Protocols, which outline the specific scope, design, and timelines for each study. To date, one SOW, dated February 11, 2025, has been entered into with a total commitment of $0.2 million. Charles River will conduct the studies in compliance with applicable laws and industry standards, and CDT will provide necessary test articles and materials. The Charles River MSA includes provisions for confidentiality, intellectual property ownership, indemnification, and dispute resolution. The Charles River MSA has a term of five years and can be terminated by either party under specified conditions. For the three and six months ended June 30, 2025, the Company recognized $0.1 million in research and development expense in the condensed consolidated statement of operations and comprehensive loss related to the Charles River MSA.

SARBORG Additional Agreement

Effective March 31, 2025, the Company entered into an additional license and use agreement (the “Sarborg Additional Agreement”) with Sarborg, a related party, covering certain additional deliverables and incorporating a new scope of work focused on analysis of the Company’s acquired AstraZeneca assets. The term of the Sarborg Additional Agreement is for six months and provides for the payment, in aggregate, of $2.0 million, which includes an up-front license fee for the term of such agreement, in cash or stock at the Company’s election at the closing price on the day preceding the effective date of such agreement. On March 31, 2025, the Company prepaid $1.65 million of the Sarborg Additional Agreement through the issuance of 123,595 fully vested unregistered shares of Common Stock. The Company recorded the shares issued under the Sarborg Additional Agreement at their fair value, as determined by the closing price of the Company’s Common Stock on March 30, 2025, $13.35, and adjusted for an 7% discount for lack of marketability, as determined by a third-party valuation expert. Effective May 2, 2025, the term was extended to be 12 months from the effective date of the Sarborg Additional Agreement at no additional cost to the Company. The Company recorded the fair value of $1.5 million as a prepaid within the condensed consolidated balance sheets. During the three and six months ended June 30, 2025, the Company recorded research and development expense of $0.5 million within the condensed consolidated statements of operations and comprehensive loss related to the amortization of the prepaid. As of June 30, 2025, $1.0 million of the prepaid balance remains within the condensed consolidated balance sheets.

During the three and six months ended June 30, 2025, Sarborg was paid $0.3 million for deliverables under the Sarborg Additional Agreement and had an outstanding payable balance of $0.1 million as of June 30, 2025. The Company recorded $0.4 million in expense within research and development expense in the condensed consolidated statement of operations and comprehensive income loss for the three and six months ended June 30, 2025.

Consulting Agreement

Effective March 25, 2025, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Thesprogen PC (“Thesprogen”), an expert in advising clients on strategies for pharmaceutical and biotech development. Total fees under the Consulting Agreement total to $0.3 million and was settled through the issuance of 22,472 fully vested unregistered shares of Common Stock on March 31, 2025. The Company recorded the shares issued under the Consulting Agreement at their fair value, as determined by the closing price of the Company’s Common Stock on March 30, 2025, $13.35, and adjusted for a 7% discount for lack of marketability, as determined by a third-party valuation expert. The Company recorded the fair value of $0.3 million as a prepaid within the condensed consolidated balance sheets. During the three and six months ended June 30, 2025, the Company recorded research and development expense of $0.1 million within the condensed consolidated statements of operations and comprehensive loss related to the amortization of the prepaid.

Manoira Joint Development Agreement

On June 3, 2025, the Company entered into a joint development agreement (the “Joint Development Agreement”) with Manoira Corporation (“Manoira”) for a term of one year, which will be automatically renewed for successive one-year terms unless advance termination notice is provided in accordance with the terms of the Joint Development Agreement. Manoira is an entity controlled by Dr. Andrew Regan, of which he is sole director, and is therefore considered a related party of the Company. Refer to Note 11 for additional details.

Pursuant to the Joint Development Agreement, CDT granted Manoira a non-exclusive, non-transferable, non-sublicensable, fully paid-up, royalty-free license to the intellectual property rights related to the pharmaceutical compounds known individually and together as AZD1656 and AZD5658 (the “CDT Assets”). Manoira will evaluate the CDT Assets’ applicability in animal health, explore veterinary market opportunities, and provide data from the evaluations to inform CDT’s human clinical programs. The license does not grant Manoira the right to distribute, market, promote or sell the products or services that are related to or incorporate the CDT Assets.

Effective June 3, 2025, in exchange for the approximate $0.5 million of consideration to be paid by CDT under the Joint Development Agreement, CDT issued to Manoira 154,799 shares of its Common Stock, (the “Consideration Shares”) valued at the closing price of the Common Stock immediately preceding execution of the Joint Development Agreement. The Company recorded the shares issued under the Joint Development Agreement at their fair value, as determined by the closing price of the Company’s Common Stock on June 2, 2025, $3.94, and adjusted for a 20% discount for lack of marketability, as determined by a third-party valuation expert. The Company recorded the fair value of $0.4 million as a prepaid within the condensed consolidated balance sheets. During the three and six months ended June 30, 2025, the Company did not record amortization expense, as no research and development activities had taken place.

7. Share Based Compensation

On September 22, 2023, in connection with the Merger, the Company adopted the CDT Equity Inc. 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan became effective upon the closing of the Merger. The 2023 Plan initially provided for the issuance of up to 7,665 shares of Common Stock. Pursuant to the 2023 Plan’s “evergreen” provision, on February 6, 2025 and January 10, 2024, the Company increased the number of shares of Common Stock available for issuance under the 2023 Plan by 4,616 and 2,461 shares, respectively. The number of authorized shares will automatically increase on January 1, 2026 and continuing annually on each anniversary thereof through (and including) January 1, 2033, equal to the lesser of (i) 5% of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Common Stock as determined by the Board or the applicable committee of the Board. The 2023 Plan allows for awards to be issued to employees and non-employee directors in the form of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units, dividend equivalents, other stock-based, or other cash-based awards. As of June 30, 2025, there were 10,712 shares of Common Stock available for issuance under the 2023 Plan.

Board of Directors Shares

On March 30, 2025, certain non-employee directors elected to receive their unpaid cash retainers due through the period ended June 30, 2025, under the Director Compensation Program, in the form of fully vested shares of Common Stock. In total, $0.1 million of unpaid retainers was settled through the issuance 10,350 unregistered shares of Common Stock (the “Retainer Shares”). The Company recorded the Retainer Shares at their fair value, as determined by intraday share prices of the Company’s Common Stock on March 31, 2025. In relation to the Retainer Shares, the Company recorded $58,000 and $0.1 million of expense within general & administration expense in the condensed consolidated statement of operations and comprehensive loss during the three and six months ended June 30, 2025, respectively.

On April 15, 2025, 7,679 shares of the Company’s Common Stock were issued to a non-employee director. The shares were approved by the Board as a one-time award for services provided to the Company. The Company recorded the shares at their fair value, as determined by the Company’s closing share price on the prior trading day, April 14, 2025. The Company recorded $0.1 million within general & administration expense in the condensed consolidated statement of operations and comprehensive loss during the three and six months ended June 30, 2025 in relation to the shares.

Cryptocurrency Consulting

Effective June 27, 2025, the Company entered into an agreement (the “Crypto Consulting Agreement”) for a third-party consultant to evaluate and advise on the potential adoption of a part cryptocurrency treasury reserve strategy. The Crypto Consulting Agreement contains a term of 12 months and required compensation of $0.2 million in the form of shares of the Company’s Common Stock. On June 27, 2025, the Company issued 95,618 shares of Common Stock valued at the closing price for the previous day, $2.51. The $0.2 million of compensation was recorded as a prepaid expense in the condensed consolidated balance sheets. For the three and six months ended June 30, 2025, the Company recorded $3,000 of general and administrative expense within the condensed consolidated statements of operations and comprehensive loss related to the amortization of the prepaid.

Restricted Stock

No RSU’s or shares of restricted Common Stock were granted during the three or six months ended June 30, 2025. There were 50 shares of restricted Common Stock vested as of June 30, 2025 and June 30, 2024.

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

The Company did not grant stock options during the three and six months ended June 30, 2025 or June 30, 2024.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity for the 2023 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	4,367	$1,223	9.72	$-
Granted	-	$-	-	$-
Cancelled/forfeited	(337)	$1,484	-	$-
Exercised	-	$-	-	$-
Outstanding at June 30, 2025	4,030	$1,201	8.96	$-
Exercisable	1,516	$1,134	9.23	$-
Unvested	2,514	$1,270	8.85	$-

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s Common Stock for those options that had exercise prices lower than the fair value of the Company’s Common Stock. As of June 30, 2025, the total compensation cost related to non-vested option awards not yet recognized was $1.6 million with a weighted average remaining vesting period of 1.41 years.

For the three months ended June 30, 2025 and June 30, 2024, there was a total of $0.2 million and $0.5 million, respectively in stock-based compensation expense recognized within General and Administrative expenses on the condensed consolidated statements of operations and comprehensive loss, respectively.

For the six months ended June 30, 2025 and June 30, 2024, there was a total of $0.4 million and $0.9 million, respectively in stock-based compensation expense recognized within General and Administrative expenses on the condensed consolidated statements of operations and comprehensive loss, respectively.

8. Income Taxes

For the six months ended June 30, 2025, and 2024, the Company’s effective tax rate was 0.0% due to the current year tax loss and valuation allowance established against the Company’s net deferred tax assets, and due to operating in a zero tax jurisdiction, respectively.

9. Common Stock and Preferred Stock

At-the-Market Offering

On October 23, 2024, the Company entered into the Sales Agreement with A.G.P. (the “Sales Agreement”) relating to shares of the Company’s Common Stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of our Common Stock having an aggregate offering price of up to $23.9 million from time to time through A.G.P., acting as our sales agent or principal.

The compensation to A.G.P. for sales of Common Stock sold pursuant to the Sales Agreement will be equal to 3.0% of the gross proceeds of any shares of Common Stock sold under the sales agreement.

During the three and six months ended June 30, 2025, the Company sold 1,183,221 and 1,472,945 shares of the Company’s Common Stock through the Sales Agreement, respectively. The Company received proceeds of $11.9 million, net of commissions payable to A.G.P. of $0.4 million. As of the date of this Quarterly Report on Form 10-Q, the Company has approximately $8.0 million available under the Sales Agreement.

Share Repurchase Program

On April 10, 2025, the Company’s Board of Directors authorized a share repurchase program under which the Company may purchase up to $1.0 million of its outstanding Common Stock. Under the program, CDT may repurchase shares from time to time through open market transactions or other methods in compliance with SEC Rule 10b-18. Purchases will be executed by The Benchmark Company, the Company’s appointed broker, and will be subject to market conditions, corporate liquidity requirements, regulatory considerations, and other factors. As of June 30, 2025, the Company has repurchased an aggregate of 11,713 shares of its outstanding Common Stock at an average price of $8.85/share and paid approximately $2,000 in commission to the broker. The repurchased shares are recorded as treasury stock within the condensed consolidated balance sheets.

10. Net Loss Per Share Attributable to Common Stockholders

Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	As of June 30,	As of June 30,
	2025	2024
Public warrants	9,319	9,319
PIPE Warrants	-	1,333
A.G.P. Warrants	36	36
Convertible Promissory Notes Payable	-	54
Stock Options	4,030	714
A.G.P. Convertible Note	144,016	-
March 2024 Warrants	173	173
April 2024 Warrants	965	965
A.G.P. 2024 Warrants	1,908	-
Antidilutive Securities	160,447	12,594

11. Related Party Transactions

Corvus Capital Limited

Corvus Capital Limited (“Corvus”) is a significant investor in the Company through subscribing to 1,000 common shares prior to the closing of the Merger on September 22, 2023. Shares held by Corvus on the closing date of the Merger were exchanged for shares of the Company’s Common Stock. The Chief Executive Officer and principal owner of Corvus, Dr. Andrew Regan, is a member of the Board and was appointed as the Chief Executive Officer of the Company on April 15, 2025. Dr. Regan has not entered into any compensation plans and will continue to waive all compensation fees in connection with his service as Chief Executive Officer of the Company, and is entitled to reimbursement of expenses incurred in connection with his role as Chief Executive Officer.

For the three months ended June 30, 2025 and 2024, the Company incurred director travel expenses payable to Dr. Regan of approximately $0.3 million and $0.2 million, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred director travel expenses payable to Dr. Regan of approximately $0.3 million and $0.3 million, respectively. As of June 30, 2025, and December 31, 2024, the Company did not owe Dr. Regan any director’s fees, as Dr. Regan and the Company agreed to cease director’s fees effective at the closing of the Merger.

In September 2023, concurrently with the completion of the Merger, pursuant to the PIPE Subscription Agreement (the “PIPE Subscription Agreement “) for an aggregate purchase price of $20.0 million, the Company issued an aggregate of 1,333 shares of the Company’s Common Stock and PIPE Warrants (the “PIPE Warrants”) to purchase 1,333 shares of Company Common Stock. At the time of the execution of the PIPE Subscription Agreement, Corvus and its affiliates entered into a participation and inducement agreement with Nirland whereby Corvus agreed to provide certain payments and economic benefits to Nirland. In certain circumstances, Nirland may have a right to cause Corvus to transfer 20,032 shares held by Corvus to Nirland.

Nirland

On August 6, 2024, the Company entered into the August 2024 Nirland Note with Nirland, a related party of the Company. The Company determined that Nirland was a related party due to Nirland’s ownership interest in the Company concurrently with the execution of the August 2024 Nirland Note. Additionally, on October 28, 2024, the Company issued the October 2024 Nirland Note to Nirland, and on October 31, 2024, the Company and Nirland amended the August 2024 Nirland Note, and on November 22, 2024, the Company and Nirland amended the August 2024 Nirland Note for a second time. As of June 30, 2025, no obligations remained under the terms of the August 2024 Nirland Note and October 2024 Nirland Note, and Nirland did not own or beneficially own shares of the Company’s Common Stock. Refer to Note 4 and Note 5 for additional information.

SARBORG

On December 12, 2024, and March 31, 2025, the Company entered into the Sarborg Service Agreement and the Sarborg Additional Agreement, respectively. Dr. Andrew Regan, Chief Executive Officer and member of the Board, also sits on the board of directors of Sarborg but does not have an equity interest in Sarborg. On January 17, 2025, the Company issued 1,515 shares of fully vested unregistered Common Stock as an initial fee for the Sarborg Services Agreement. The fair value of the shares issued was $0.2 million and was recorded as a prepaid within the condensed consolidated balance sheets. The shares are being amortized over the initial 12 month term of the Sarborg Service Agreement to research and development expense. On March 31, 2025, the Company issued 123,595 fully vested unregistered shares of Common Stock to prepay the Sarborg Additional Agreement. The fair value of the shares issued was $1.5 million and was recorded as a prepaid within the condensed consolidated balance sheets. During the three and six months ended June 30, 2025, the Company recorded $0.7 million and $1.5 million as research and development expense related to the Sarborg Service Agreement, respectively. During the three and six months ended June 30, 2025, the Company recorded $0.8 million as research and development expense related to the Sarborg Additional Agreement. Refer to Note 6 above for additional information.

Officers and Directors

On April 22, 2024, the Company issued in a private placement Common Stock purchase warrants (the “April Warrants”) to third parties which also included certain directors, to purchase up to an aggregate of 605 shares of the Company’s Common Stock, in exchange for entering into a lock-up with respect to the shares of Common Stock held by such holder and for such directors, an additional $187.50 per warrant. The April Warrants are not exercisable until one year after their date of issuance. Each April Warrant is exercisable into one share of the Company’s Common Stock at a price per share of $4,680 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability.

Manoira

On June 3, 2025, the Company entered into a joint development agreement (the “Joint Development Agreement”) with Manoira Corporation. Dr. Andrew Regan, Chief Executive Officer and member of the Board, also is a director and controlling member of Manoira. Chele Farley, a member of the Board, is Manoira’s sole director. Through the Joint Development Agreement, the Company and Manoira intend to jointly evaluate AZD1656, and any of its derivatives, as well as AZD5658, in animal health indications and produce transitional data to inform the Company’s human clinical programs while exploring veterinary market opportunities. The Company delivered shares of the Company’s Common Stock worth $0.5 million to Manoira as its contribution to the Joint Development Agreement, with Manoira bearing all subsequent costs incurred during the joint development period. During the three and six months ended June 30, 2025, the Company recorded a $0.4 million prepaid expense related to the Joint Development Agreement. Refer to Note 6 for additional details.

12. Other Expense, net

The following table presents other income (expense), net, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Other income:
Unrealized foreign currency transaction gain	$4	$-	$27	$-
Gain on change in fair value of derivative warrant liability	7	91	137	110
Interest income	4	2	12	11
Gain on debt extinguishment	-		278	-
Gain on waiver of accrued interest	-		371	-
Gain on the issuance of shares for services	-	-	70	-
Total other income:	15	93	895	121
Other expense:
Loss on the change in fair value of convertible notes payable	1,034	-	2,875	-
Interest expense	57	119	233	238
Loss on issuance of warrants for lock-up	-	2,208	-	2,710
Unrealized foreign currency transaction loss	-	7	-	11
Other	-	2		2
Total other expense	1,091	2,336	3,108	2961
Total other expense, net	$(1,076)	$(2,243)	$(2,213)	$(2,840)

13. Warrants

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

Publicly Traded and Private Placement Warrants

Pursuant to MURF’s initial public offering, the Company sold 8,817 units at a price of $15,000 per unit. Each unit consisted of one share of MURF Class A common stock and one redeemable warrant “the “Publicly Traded Warrant”). Each whole Publicly Traded Warrant entitled the holder to purchase one share of Class A common stock at a price of $17,250 per share, subject to adjustment. The warrants are publicly traded on The Nasdaq Capital Market under the trading symbol “CDTTW”.

Simultaneously with the closing of its initial public offering, MURF consummated the private sale to the Sponsor of 503 private placement units at a price of $15,000 per private placement unit. Each private placement unit was comprised of one share of MURF Class A common stock and one warrant (the “Private Placement Warrant”). Each Private Placement Warrant was exercisable to purchase one share of MURF Class A common stock at a price of $17,250 per share, subject to adjustment. The private placement units (including the Class A common stock issuable upon exercise of the warrants included in the private placement units) were not transferable, assignable, or saleable until 30 days after the completion of a Merger, subject to certain exceptions.

Upon the closing of the Merger, the Company assumed the Publicly Traded Warrants and Private Placement Warrant. The Publicly Traded Warrant and Private Placement Warrant were amended to entitle each holder to purchase one share of the Company’s Common Stock.

March 2024 Warrants

On March 20, 2024, the Company issued in a private placement equity classified Common Stock purchase warrants (the “March 2024 Warrants”) to an investor to purchase up to an aggregate 173 shares of the Company’s Common Stock, in exchange for entering into a lock-up with respect to the shares of Common Stock held by such holder (the “March Lock-Up Agreement”). The Company recognized at $0.5 million loss on the issuance of the warrants during the six months ended June 30, 2024. The Company determined that the March 2024 Warrants should be classified within equity and estimated the fair value of the warrants issued as of March 20, 2024, using a Black-Scholes option-pricing model utilizing the following assumptions:

March 20, 2024
Closing stock price	$5,205
Contractual exercise price	$4,770
Risk-free rate	4.41%
Estimated volatility	78.5%
Time period to expiration	3 Years

A fair value of $0.5 million was calculated and recorded within additional paid-in capital on the condensed consolidated balance sheets. The March 2024 Warrants are not exercisable until one year after their date of issuance. Each March 2024 Warrant is exercisable into one share of the Company’s Common Stock at a price per share of $4,770 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the March 2024 Warrants. Notwithstanding the foregoing, the March 2024 Warrants shall vest, and not be subject to forfeiture, with respect to 25% of such March 2024 Warrants commencing on the 90th day after the date of the March Lock-Up Agreement and 25% on each subsequent 90-day anniversary, in each case vesting only if the holder agrees to continue to have its shares of Common Stock remain locked up pursuant to the March Lock-Up Agreement on such date.

April 2024 Warrants

On April 20, 2024, the Company issued in a private placement equity classified Common Stock purchase warrants (the “April 2024 Warrants”) to shareholders’ of the Company to purchase up to an aggregate 965 shares of the Company’s Common Stock, in exchange for (1) $187.50 per warrant, and (2) entering into a lock-up with respect to the shares of Common Stock held by such holders (the “April Lock-Up Agreement”). 605 of the total April 2024 Warrants issued were issued to directors, related parties and management of the Company. The Company determined that the April 2024 Warrants should be classified within equity and estimated the fair value of the warrants as of April 20, 2024, using a Black-Scholes option-pricing model utilizing the following assumptions:

April 20, 2024
Closing stock price	$4,620
Contractual exercise price	$4,680
Risk-free rate	4.81%
Estimated volatility	78.3%
Time period to expiration	3 Years

A fair value of $2.4 million was calculated and recorded within additional paid-in capital on the condensed consolidated balance sheets. The April 2024 Warrants are not exercisable until one year after their date of issuance. Each April 2024 Warrant is exercisable into one share of the Company’s Common Stock at a price per share of $4,680 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the April 2024 Warrants. Notwithstanding the foregoing, the April 2024 Warrants shall vest, and not be subject to forfeiture, with respect to 25% of such April 2024 Warrants commencing on the 90th day after the date of the April Lock-Up Agreement and 25% on each subsequent 90-day anniversary, in each case vesting only if the holder agrees to continue to have its shares of Common Stock remain locked up pursuant to the April Lock-Up Agreement on such date.

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

For the three months ended June 30, 2025 and 2024, the Company remeasured the fair value of the Liability Classified Warrants and recorded a gain on the change in the fair value of $6,000 and $0.1 million, respectively. For the six months ended June 30, 2025 and 2024, the Company remeasured the fair value of the Liability Classified Warrants and recorded a gain on the change in the fair value of $0.1 million in each period. The gains were recorded to other income (expense), net, on the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2025 and December 31, 2024, the condensed consolidated balance sheets contained warrant liabilities of $1,000 and $0.1 million, respectively.

PIPE Warrants and A.G.P. Warrants

Upon closing of the Merger, 1,333 PIPE Warrants were issued to the PIPE Investors pursuant to subscription agreements. The warrants provide the PIPE Investors the right to purchase up to 1,333 shares of Common Stock at an exercise price of $17,250. Additionally, on the Closing Date of the Merger, the Company issued 36 A.G.P. Warrants to an advisor for services provided directly related to the Merger. The warrants provide the advisor the right to purchase up to 36 shares of Common Stock at an exercise price of $16,500 per share.

The warrants issued to the PIPE Investors and the advisor contain materially the same terms and are exercisable for a period of five years, beginning on October 22, 2023.

On December 11, 2024, the Company reduced the exercise price of the PIPE Warrants to be $132.45, at which time all PIPE Warrants were exercised. The Company received approximately $0.2 million of proceeds from the exercise of the Warrants, all of which was used to pay down the October 2024 Nirland Note. As of June 30, 2025, there are no outstanding PIPE Warrants.

A.G.P. 2024 Warrants

As partial consideration for an advance issued to the Company by A.G.P. on October 29, 2024, the Company issued A.G.P. Warrants (the “A.G.P. 2024 Warrants”) to purchase up to 1,908 shares of the Company’s Common Stock at an exercise price of $157.20 per share. The Company determined that the A.G.P. 2024 Warrants should be classified as a liability and recorded at fair value through use of a Black-Scholes option-pricing model. Refer to Note 3 for additional information.

14. Commitments and Contingencies

Legal Proceedings

The Company is subject to certain claims and contingent liabilities that arise in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, does not become material in the future. As of June 30, 2025, a contingency of $0.4 million is considered probable and reasonably estimable in relation to the Company’s legal proceedings. As such, the Company accrued an estimated liability in the accompanying financial statements.

In August 2023, prior to the Business Combination, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited, received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. CDT rejected the claim from Strand and disputed the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the completion of the Business Combination, to be issued 4,333 shares of Common Stock. The trial in this matter remains scheduled for October 20, 2025. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, legal costs and the diversion of the attention of our management.

In November and December 2024, the Company received a letter from St George Street Capital and formal complaints filed with the Intellectual Property Office claiming the Company was assigned the US Application, and was not the sole owner, of the AZD 1656 co-crystal patent. In January 2025, CDT issued a counter statement to the Intellectual Property Office disputing the claim filed by St George Street Capital. As of June 30, 2025, the range of possible loss cannot be estimated and is not considered probable. As such, the Company has not accrued a loss contingency in the accompanying financial statements. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, legal costs and the diversion of the attention of our management.

Leases

The Company has a lease agreement with respect to approximately 2,100 square feet of space in Cambridge, England, for a lease term from March 2024 to January 2027. As of June 30, 2025, the Company has a right-of-use asset of $0.2 million and corresponding lease liability of $0.2 million recorded on the condensed consolidated balance sheets. Of the $0.2 million lease liability, $0.1 million is classified as short-term and $46,000 is classified as long-term. As of June 30, 2025, the Company has $0.2 million in future minimum lease payments remaining.

15. Segments

The Company has one operating segment focused on the research and development of clinical assets. The accounting policies of the single operating segment are identical to those described in Note 1. The Chief Operating Decision Maker (“CODM”), which the Company has identified as Dr. Andrew Regan, Chief Executive Officer, manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated net loss, which is reported on the condensed consolidated statements of operations and comprehensive loss. Depreciation expense, amortization expense, stock-based compensation expense, and non-cash lease expense are significant noncash items included in consolidated net loss reviewed by the CODM and are reported on the consolidated statements of cash flows. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the chief operating decision maker and are reported on the consolidated statements of cash flows.

The CODM uses consolidated net loss and budget-to-actual variances to assess the performance of the operating segment and determine if the Company is progressing towards its goals.

The following table presents certain financial data for the Company’s reportable segment (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
(Dollar amounts in thousands)	2025	2024	2025	2024
Operating expenses:
Research & development expenses-clinical asset development	$222	$25	$411	$153
Research & development expense – related parties	1,638	-	2,365	-
General and administrative expenses – legal & professional fees	872	711	1,632	956
General and administrative expenses – accounting & audit fees	378	256	922	903
General and administrative expenses – salaries, payroll and SBC	751	1,184	1,444	2,170
General and administrative expenses - other	1,091	964	1,794	1,913
Total operating costs and expenses	4,952	3,140	8,568	6,095
Operating loss	(4,952)	(3,140)	(8,568)	(6,095)
Other income (expenses):
Other income (expense), net	(1,023)	(2,126)	(1,992)	(2,613)
Interest Income	4	2	12	11
Interest expense, net	(57)	(119)	(233)	(238)
Total other (expense) income, net	(1,076)	(2,243)	(2,213)	(2,840)
Net loss	$(6,028)	$(5,383)	$(10,781)	(8,935)

Other segment items consist of the items within Note 12 to the condensed consolidated financial statements.

16. Subsequent Events

Sarborg - Additional Agreement Addendum

On July 1, 2025 the Company entered into an Addendum to the Additional Agreement with Sarborg Limited, a related party. Under the terms of the Addendum, Sarborg will expand the scope of the Additional Agreement to provide external analysis of third-party pharma companies assets suitable for drug re-purposing and evaluate the efficacy of the assets utilizing Conduit’s license to Sarborg’s machine learning platform. The scope of work is expected to be completed in 4 weeks, which may be renewed or extended upon the mutual written agreement of the Parties. The total consideration for the additional services, payable in cash in two tranches, was $0.3 million. The Company paid the full $0.3 million as of the date of this filing.

Appointment of Permanent Chief Financial Officer

Effective August 4, 2025, the Company appointed James Bligh, co-founder, director and Interim Chief Financial Officer as the permanent Chief Financial Officer of the Company. Mr. Bligh’s compensation will remain unchanged and he will continue to serve as a member of the Board.

Name Change to CDT Equity Inc.

On August 5, 2025, the Company filed a certificate of amendment to its Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), to effect a change of the Company’s name from “Conduit Pharmaceuticals Inc.” to “CDT Equity Inc.”, which became effective at 5:00 P.M. Eastern Time on August 5, 2025. The Company’s Common Stock continues to be listed on The Nasdaq Capital Market under the ticker symbol “CDT”. In addition, the CUSIP number for the Common Stock remains the same.

CDT Equity Inc. Amended and Restated 2023 Stock Incentive Plan

On August 5, 2025, at the Company’s 2025 Annual Meeting of Stockholders, stockholders approved an amendment and restatement of the Company’s 2023 Stock Incentive Plan (as amended, the “Amended 2023 Stock Incentive Plan”) to authorize an additional 2,000,000 shares of Common Stock for awards under the Amended 2023 Stock Incentive Plan. The Amended 2023 Stock Incentive Plan was recommended and approved by the Board on July 8, 2025.

Sarborg - Additional Agreement Addendum 2

On August 11, 2025 the Company entered into Addendum 2 to the Additional Agreement with Sarborg Limited, a related party. Under the terms of Addendum 2, Sarborg will expand the scope of work and integrate a Cryptocurrency AI Agent, developed specifically for identifying, forecasting and recommending digital currencies into CDT Equity’s Operations as part of its Treasury Strategy.

The Term of the Engagement is for a minimum of four (4) months, which may be renewed or extended upon the mutual written agreement of the Parties. The initial consideration for the Proposal for Expanded Scope of Work shall be $150,000, payable on execution of this Agreement. Conduit agrees to pay a further consideration of $150,000 in cash or shares (at CDT Equity’s sole discretion) at such time as CDT Equity invests more than $600,000 in cryptocurrency as part of its Treasury Strategy.

Sarborg is a related party, Dr. Andrew Regan, Chief Executive Officer and member of the Board, also sits on the board of directors of Sarborg but does not have an equity interest in Sarborg.

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

Overview

On September 22, 2023, a merger transaction (the “Business Combination”) between Conduit Pharmaceuticals Limited (“Old Conduit”), Murphy Canyon Acquisition Corp (“MURF”) and Conduit Merger Sub, Inc., a Cayman Islands exempted company and a wholly owned subsidiary of MURF (“Merger Sub”), was completed pursuant to the Agreement and Plan of Merger, dated November 8, 2022, as amended, (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, at the closing, (i) Merger Sub merged with and into Old Conduit, with Old Conduit surviving the Business Combination as a wholly-owned subsidiary of MURF, and (ii) MURF changed its name from Murphy Canyon Acquisition Corp. to CDT Pharmaceuticals Inc. Effective August 5, 2025, the Company changed its name from Conduit Pharmaceuticals Inc. to CDT Equity Inc. Our change to CDT Equity Inc. reflects the evolution of our strategy as a data-driven biotech development company focused on identifying, enhancing, and advancing high-potential therapeutic assets through scientific innovation and strategic partnerships.

CDT Equity is a data-driven biotech development company focused on identifying, enhancing, and advancing high-potential therapeutic assets through scientific innovation and strategic partnerships. The company has evolved into a broader, more agile platform that leverages artificial intelligence, solid-form chemistry, and efficient asset repositioning to accelerate the development of novel therapeutic treatments.

CDT Equity’s strategy is centered on unlocking the untapped value of clinical-stage compounds, particularly those deprioritized by larger pharmaceutical companies with strong, supporting Phase I safety data. Through advanced co-crystallization and solid-form technologies developed at our Cambridge facility, we aim to improve drug properties and have successfully extended patent life of certain drugs by up to 20 years.

Our current pipeline includes candidates targeting inflammatory and autoimmune disorders, as well as idiopathic male infertility, dermatology and animal health. The intellectual property portfolio comprises pending patent applications in several international jurisdictions describing a solid-form compound, including the AZD1656 Cocrystal (a HK-4 Glucokinase Activator). Our pipeline research includes a number of compounds that serve as promising alternatives to existing clinical assets currently marketed and sold by large pharmaceutical companies, which we have identified as having an opportunity to develop further intellectual property positions through solid-form technology.

Our collaboration with Sarborg enables us to apply proprietary algorithms utilizing AI-powered disease mapping to identify novel re-purposing opportunities against a database of over 800 disease signatures. Sarborg’s insights have directly informed two new combination patent filings, strengthening our intellectual property portfolio. In addition, Equity has initiated pre-clinical in-vitro models to explore new indications, guided by AI-insights without human intervention. We will seek an exit through third-party license deals following successful in vitro and in vivo pre-clinical trials, entering into agreements with third-parties to pursue further development, FDA approval, commercialization and marketing of our assets . We continue to evaluate novel artificial intelligence and cybernetics approaches to drug re-purposing, intellectual property and asset selection to give CDT a competitive advantage.

The Sarborg Agreement, entered into between the Company and Sarborg on December 12, 2024 is designed to address longstanding challenges in the pharmaceutical sector, in particular by reducing human error in critical decision-making processes in both clinical development and asset identification. By integrating Sarborg’s algorithmic AI/cybernetics technology, CDT aims to enhance efficiency, lower costs, and accelerate timelines by minimizing human intervention, ultimately optimizing the drug development cycle and giving CDT a competitive advantage in the sector.

Through this relationship, CDT will gain access to cutting-edge predictive models and dashboards, enabling the Company to evaluate drug candidates, streamline clinical trials, and optimize asset management with real-time data. These tools will drive faster, more accurate decisions, improving efficiency and reducing costs. By leveraging these insights, CDT can differentiate itself in a competitive sector and gain unique data-driven insights that position the Company for success across both its current and future asset portfolio.

A further partnership with Manoira enables CDT Equity to expand the scope of its drug portfolio into the animal health market in a cost-efficient manner. This collaboration allows us to accelerate the understanding of the mechanism of action, safety, and potential efficacy of its portfolio across multiple species, while retaining 100% ownership of all data and intellectual property generated relating for human applications. This is expected to enhance the core human therapeutic pipeline but also opens potential new revenue streams in the high-growth veterinary market.

Repositioning CDT Equity enables the company to explore multiple opportunities in the healthcare, biotech and broader technology innovation. The Board continue to evaluate a cryptocurrency treasury reserve strategy, working with consultants to best advise a novel market which has seen significant recent activity and success for respective stakeholders. Long-term exposure to digital assets can present both strategic and financial benefits as part of a diversified capital management approach.

Operating with a lean, disease-agnostic model, CDT Equity prioritizes speed, adaptability, and capital efficiency. We avoid the cost burden of late-stage clinical trials, focusing instead on high-leverage development strategies. Led by highly experienced executives: Dr. Freda Lewis-Hall, former Chief Medical Officer of Pfizer Inc., the Chair of the Board; Dr. Andrew Regan, CEO and James Bligh, CFO. Our management team includes active senior scientists who have an extensive understanding of the pharmaceuticals market, supporting our strategy of developing clinical assets in a cost-efficient manner focused on therapeutic efficacy.

In 2024, AstraZeneca granted a license to the Company under certain intellectual property rights controlled by AstraZeneca related to HK-4 Glucokinase activators AZD1656 and AZD5658 in all indications and myeloperoxidase inhibitor AZD5904 for the treatment, prevention, and prophylaxis of idiopathic male infertility. The Company will be responsible for development and commercialization of the Licensed Products under the related License Agreement. The Company is required to use commercially reasonable efforts to develop and commercialize the Licensed Products.

AstraZeneca has conducted initial pre-clinical and, in some instances, clinical trials on these assets, but has decided to license them for further development. As the clinical assets have undergone initial pre-clinical and clinical testing conducted by AstraZeneca, we are able to use the safety data generated in these clinical trials to assess which clinical assets to further develop and re-purpose.

Furthermore, CDT is well positioned to pursue, and intends to pursue, additional relationships and/or partnerships with third parties for the licensing of further assets which are currently deprioritized. We plan to focus our efforts on developing clinical assets to address disorders that impact a large population where there is no present treatment or the present treatment, carries significant unwanted side effects.

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

We expense research and development costs with no alternative future use as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the benefits are consumed.

We incurred approximately $1.8 million and $25,000 on research and development activities during the three months ended June 30, 2025, and June 30, 2024, respectively. We incurred approximately $2.8 million and $0.2 million on research and development activities during the six months ended June 30, 2025, and June 30, 2024, respectively. Our research and development activities have been focused on developing co-crystals of AZD1656 to increase patent life as well as purchasing technology to help us determine the feasibility that AZD1656, and potentially other de-prioritized assets, reaches commercialization. Some of this work was completed by third-party CROs but all intellectual property is retained by us. We currently have one pending international patent application and two pending national patent applications. The successful completion of clinical trials increases the value of clinical assets and may lead to the commercialization and/or licensing of such assets to other pharmaceutical companies. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful.

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

Other Income (Expenses)

Other income (expenses), net

Other income (expenses), net consists of change in the fair value of options, change in fair value of convertible notes, and expense incurred upon the issuance of warrants during the year.

Interest expense, net

Interest expense, net consists primarily of interest expense on convertible loan notes and promissory notes and interest expense on deferred commissions payable to an advisor for fees related to the merger, as well as a small amount of interest income on cash and cash equivalents held by the Company.

Results of Operations

The following table set forth our results of operations for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,
(Dollar amounts in thousands)	2025	2024	2025	2024
Operating expenses:
Research and development expenses	$1,860	$25	$2,776	$153
General and administrative expenses	3,092	3,115	5,792	5,942
Total operating costs and expenses	4,952	3,140	8,568	6,095
Operating loss	(4,952)	(3,140)	(8,568)	(6,095)
Other income (expenses):
Other income (expense), net	(1,023)	(2,126)	(1,992)	(2,613)
Interest Income	4	2	12	11
Interest expense, net	(57)	(119)	(233)	(238)
Total other (expense) income, net	(1,076)	(2,243)	(2,213)	(2,840)
Net loss	$(6,028)	$(5,383)	$(10,781)	(8,935)

Comparison of the Three Months Ended June 30, 2025 and 2024

Research and Development Expenses

	Three Months ended June 30,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Research and development expenses	$1,860	$25	$1,835	7,340%

Research and development expenses increased by $1.8 million, or 7,340%, for the three months ended June 30, 2025, as compared to $25 thousand for the three months ended June 30, 2024. The increase was primarily due $1.6 million of expense recorded under the Sarborg Service Agreement and Sarborg Additional Agreement and $0.1 million of expense recorded under the Thesprogen Agreement, and $0.1 million in other research and development related activity.

General and Administrative Expenses

	Three Months ended June 30,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
General and administrative expenses	$3,092	$3,115	$(23)	(1)%

General and administrative expenses decreased by $23,000, or approximately one percent, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was driven by a $0.4 million decrease in payroll and stock-based compensation expense, partially offset by a $0.2 million increase in legal fees, a $0.1 million increase in accounting and audit expense and a $0.1 million increase in travel expense.

Other Income (Expense), Net

	Three Months ended June 30,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Other income (expense), net	$(1,023)	$(2,126)	$(1,103)	(52)%

Other income (expense), net changed by $1.1 million, or 52%, to $1.0 million of expense for the three months ended June 30, 2025, as compared to $2.1 million of net expense for the three months ended June 30, 2024. The decrease was primarily driven by a decrease of $2.2 million related to the issuance of warrants in exchange for stockholders’ entering into lock-up agreements during the three months ended June 30, 2024 partially offset by an increase of $1.1 million in the loss on the change in fair value of convertible notes payable.

For further details refer to Note 12, “Other income (expense), net,” in the unaudited financial statements as of June 30, 2025 and June 30, 2024 included elsewhere in this document.

Interest Expense, Net

	Three Months ended June 30,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Interest expense, net	$(57)	$(119)	$(62)	(52)%

Interest expense, net decreased by $62,000, or 52%, to $57,000 for the three months ended June 30, 2025, as compared to $0.1 million for the three months ended June 30, 2024. The change was driven by a decrease of $0.1 million of interest expense on the deferred commission payable to an advisor for fees related to the merger, offset by an increase of $57,000 of interest expense on the A.G.P. Convertible Note.

Comparison of the Six Months Ended June 30, 2025 and 2024

Research and Development Expenses

	Six Months ended June 30,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Research and development expenses	$2,776	$153	$2,623	1,714%

Research and development expenses increased by $2.6 million, or 1,714%, for the six months ended June 30, 2025, as compared to $0.2 million for the six months ended June 30, 2024. The increase was primarily due $2.4 million of expense recorded under the Sarborg Service Agreement and Sarborg Additional Agreement, $0.1 million of expense incurred under Thesprogen Consulting Agreement, and $0.1 million in other research and development related activities.

General and Administrative Expenses

	Six Months ended June 30,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
General and administrative expenses	$5,792	$5,942	$(150)	(3)%

General and administrative expenses decreased by $0.15 million, or 3%, to $5.8 million for the six months ended June 30, 2025, as compared to $5.9 million for the six months ended June 30, 2024. The decrease was primarily driven by a $0.7 million decrease in salaries and stock compensation expense, a $0.1 million decrease in other general and administrative expenses and a $0.1 million decrease in insurance expense related to the amortization of prepaid directors and officers insurance, partially offset by a $0.7 million increase in legal expenses and a $0.1 increase in travel expense.

Other Income (Expense), Net

	Six Months ended June 30,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Other income (expense), net	$(1,992)	$(2,613)	$621	24%

Other income (expense), net changed by $0.6 million, or 24%, to $2.0 million of expense for the six months ended June 30, 2025, as compared to $2.6 million of net expense for the six months ended June 30, 2024. The change in other income (expense) for the six months ended June 30, 2025 is primarily related to a $2.7 million decrease related to the issuance of warrants in exchange for stockholders’ entering into lock-up agreements during the six months ended June 30, 2024, a $0.4 million decrease related to a waiver of interest on the A.G.P. Convertible Note, and a $0.3 million gain on debt extinguishment, partially offset by a $2.9 million loss on the change in fair value of convertible notes payable.

For further details refer to Note 12, “Other income (expense), net,” in the unaudited financial statements as of June 30, 2025 and June 30, 2024 included elsewhere in this document.

Interest Expense, Net

	Six Months ended June 30,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Interest expense, net	$(233)	$(238)	$5	2%

Interest expense, net increased by $5,000, or 2%, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The change was immaterial for the six months ended June 30, 2025 as compared to June 30, 2024.

Liquidity and Capital Resources

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Since our inception, and in line with our growth strategy, we have prepared our financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations. To date, our primary sources of capital have been through convertible debt, private placements of equity securities and the Sales Agreement with A.G.P. During the six months ended June 30, 2025 and 2024, we incurred operating losses of $8.6 million and $6.1 million, respectively.

Sources and Uses of Liquidity

Our primary use of cash is to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time we can generate significant revenue from the successful approval and commercialization of a product candidate, we expect to finance our cash needs for ongoing research and development and business operations through public or private equity or debt financings or other capital sources, including strategic partnerships. However, we may be unable to raise additional funds or enter into such other arrangements, when needed, on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants, limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, or substantially reduce research and development efforts all of which could have a material adverse effect on the Company and its financial results.

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

On March 31, 2025, April 11, 2025, April 16, 2025, June 2, 2025, June 17, 2025, and June 26, 2025, the holder of the A.G.P. convertible note converted $0.4 million, $0.5 million, $0.8 million, $0.1 million, $0.2 million, and $0.2 million of principal and interest into 28,667, 28,666, 71,026, 40,000, 90,000, and 100,000 shares of the Company’s Common Stock, respectively. As of June 30, 2025, there was approximately $3.6 million in outstanding principal and interest remaining.

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

As of June 30, 2025, we had raised $15.9 million out of the $23.9 million available to us through the Sales Agreement and expect to raise the additional $8.0 million over the next 12 months.

Cash Flows

The following table set forth our cash flows for the period indicated (in thousands):

	Six Months ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating Activities	$(6,509)	$(3,870)
Investing Activities	(405)	(224)
Financing Activities	9,684	113
Effect of exchange rate changes on cash and cash equivalents	8	(28)
Net increase(decrease) in cash and cash equivalents	$2,778	$(4,009)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025, was $6.5 million, resulting primarily from a net loss of $10.8 million, adjusted for non-cash items including a $0.4 million gain on waiver of accrued interest, $0.3 million gain on debt extinguishment, $0.1 change in fair value of derivative warrant liability, a $2.9 million change in fair value of convertible notes, $1.8 million of amortization expense, $0.4 million of stock-based compensation, $0.2 million of non-cash interest expense, and a $0.2 million cash outflow from operating assets and liabilities. The $0.2 million cash outflow from operating assets and liabilities is primarily due to a $0.2 million cash outflow from accounts payable, a $0.1 million cash outflow from accrued expenses and other current liabilities and a $0.1 million cash outflow from operating lease liabilities, partially offset by a $0.2 million cash inflow from prepaid expenses and other current assets.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025, was $0.4 million, resulting from $0.4 million in diagnostic asset purchases and purchases of property, plant and equipment.

Net cash used in investing activities for the six months ended June 30, 2024, resulted from net purchases of short term investments of $0.2 million and purchases of PP&E during the year.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025, was $9.7 million, resulting from proceeds from the issuance of common shares related to the ATM program of $11.9 million, partially offset by repayments of notes payable of $0.2 million, repayments of notes payable – related parties of $0.4 million, repayment of convertible notes payable – related parties of $0.9 million, repayment of convertible notes payable of $0.7 million, and treasury stock purchases of $0.1 million.

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

Fair Value of Convertible Notes

The Company has elected the fair value measurement option for convertible debt with embedded derivatives that would otherwise require bifurcation, and has recorded the entire hybrid financial instrument at fair value under the guidance in ASC Topic 825, Financial Instruments. To value the convertible debt, the Company utilizes Binomial Lattice Pricing Models. The Binomial Lattice Pricing Models involve the construction of various intermediate lattices: stock price tree, conversion value tree, conversion probability tree, and discount rate tree. In doing so, we assume the holders act rationally to maximize return and minimize cost at each decision point. We computed the notes payoff at maturity and at intermediate decision nodes based upon the better of (i) conversion or (ii) repayment of principal and interest.

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

Contingencies

In the ordinary course of business, we are involved in various legal proceedings that are complex in nature and have outcomes that are difficult to predict. We describe our legal proceedings and other matters that are significant or that we believe could become significant in Note 14 to the consolidated financial statements. We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously or modifications to contingency disclosures that are considered material.

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

In addition, CDT is a smaller reporting company as defined in the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). The Company may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) CDT’s voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) CDT’s annual revenue is less than $100.0 million during the most recently completed fiscal year and its voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of its second fiscal quarter.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025 and for the comparison fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the periods covered by this Quarterly Report, our disclosure controls and procedures were not effective, due to material weaknesses previously identified and included in the Company’s most recent Form 10-K as not yet remediated as of the end of both such periods.

Changes in Internal Control over Financial Reporting

There have been no changes to in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter.

On April 12, 2025, Dr. David Tapolczay’s resignation as Chief Executive Officer of the Company became effective. Dr. Tapolczay’s resignation was not due to any disagreement with management or the Company’s operations, policies or practices. Effective April 15, 2025, the Board appointed Dr. Andrew Regan, as Chief Executive Officer.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to certain claims and contingent liabilities that arise in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, does not become material in the future. As of June 30, 2025, a contingency of $0.4 million is considered probable and reasonably estimable in relation to the Company’s legal proceedings. As such, the Company accrued an estimated liability in the accompanying financial statements.

In August 2023, prior to the Business Combination, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited, received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. CDT rejected the claim from Strand and disputed the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the completion of the Business Combination, to be issued 4,333 shares of Common Stock. The trial in this matter remains scheduled for October 20, 2025. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, legal costs and the diversion of the attention of our management.

In November and December 2024, the Company received a letter from St George Street Capital and formal complaints filed with the Intellectual Property Office claiming the Company was assigned the US Application, and was not the sole owner, of the AZD 1656 co-crystal patent. In January 2025, CDT issued a counter statement to the Intellectual Property Office disputing the claim filed by St George Street Capital. As of June 30, 2025, the range of possible loss cannot be estimated and is not considered probable. As such, the Company has not accrued a loss contingency in the accompanying financial statements. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, legal costs and the diversion of the attention of our management.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure regarding material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of equity securities occurred during the quarter ended June 30, 2025 that were not previously reported.

The following table sets forth repurchases of our Common Stock during the three months ended June 30, 2025:1

(amounts in millions, except share and per share data)	Total number of shares purchased(1)	Average price paid per share		Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet to be purchased under program
April 1, 2025 – April 30, 2025	[●]	$	[●]	[●]	$	[●]
May 1, 2025 – May 31, 2025	[●]		[●]	[●]		[●]
June 1, 2025 – June 30, 2025	[●]		[●]	[●]		[●]
Total	11,713		$8.85	11,713		$0.90

(1)	On April 10, 2025, the Board authorized a share repurchase program under which the Company may purchase up to $1.0 million of its outstanding Common Stock. The share repurchase program does not have an expiration date and may be adjusted or terminated by the Company at any time. There were 11,713 shares of Common Stock repurchased as part of the publicly announced share repurchase program during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three month period ended June 30, 2025, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a “Rule 10-b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

1 NOTE: Share repurchases made during each month to be provided by CDT.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Amendment filed with the Delaware Secretary of State on May 15, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 16, 2025).
3.2	Certificate of Amendment filed with the Delaware Secretary of State on August 5, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2025).
3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2025).
10.1	Consulting Agreement, dated June 27, 2025, by and between the Company and Harold Eytan (incorporated by reference to the Company’s Registration Statement on Form S-3 filed on July 31, 2025).
10.2	Joint Development Agreement, dated June 3, 2025, by and between the Company and Manoira Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 9, 2025).
10.3	CDT Equity Inc. Amended and Restated 2023 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1§	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2§	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
§	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDT EQUITY INC

August 14, 2025	By:	/s/ Dr. Andrew Regan
	Name:	Dr. Andrew Regan
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 14, 2025	By:	/s/ James Bligh
	Name:	James Bligh
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

