Form 10-Q
period 2025-09-30
CDT Equity Inc.
filed 2025-11-13
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41245

CDT EQUITY INC.

(Exact name of registrant as specified in its charter)

Delaware	87-3272543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4581 Tamiami Trail North, Suite 200 Naples, Florida	34103
(Address of Principal Executive Offices)	(Zip Code)

(646) 491-9132
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	CDT	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock	CDTTW	The Nasdaq Stock Market LLC

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

As of November 13, 2025, there were 1,629,402 shares of common stock, $0.0001 par value (the “Common Stock”) of the registrant issued and outstanding.

CDT EQUITY INC.

Form 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended September 30, 2025 contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. This includes, without limitation, statements regarding the financial position and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors,” those described in our Annual Report on Form 10-K for the year ended December 31, 2024, under “Item 1A. Risk Factors,” filed with the U.S. Securities and Exchange Commission (the “SEC”). You are urged to consider these factors carefully when evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report.

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

ii

PART I-FINANCIAL  INFORMATION

Item 1. Financial Statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$3,838	$554
Digital assets	990	-
Prepaid R&D services- related party (see Note 7 and Note 12)	1,077	380
Prepaid expenses and other current assets	1,189	1,781
Total current assets	7,094	2,715
Operating lease right-of-use assets, net	194	263
Equipment and clinical assets, net	325	40
Prepaid expenses and other long-term assets	939	1,175
Total assets	$8,552	$4,193
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$613	$1,428
Accrued expenses and other current liabilities	1,785	1,963
Operating lease liability, current portion	136	119
Convertible promissory note payable	-	800
Convertible promissory notes payable at fair value	1,731	2,985
Convertible promissory notes payable at fair value – related parties	-	2,871
Notes payable	-	150
Notes payable – related parties	-	425
Total current liabilities	4,265	10,741
Operating lease liability, non-current portion	8	107
Derivative warrant liability	1	138
Total liabilities	4,274	10,986

Commitments and contingencies (see Note 14)	-	-

Stockholders’ equity (deficit)
Common stock, par value $0.0001; 250,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively, 1,276,574 shares and 11,540 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Preferred stock, par value $0.0001; 1,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; nil shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Additional paid-in capital	51,061	21,894
Accumulated deficit	(47,000)	(29,101)
Accumulated other comprehensive income	217	414
Total stockholders’ equity (deficit)	4,278	(6,793)
Total liabilities and stockholders’ equity (deficit)	$8,552	$4,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development expenses	$1,532	$3,093	$4,308	$3,246
General and administrative expenses	5,501	2,718	11,293	8,660
Total operating expenses	7,033	5,811	15,601	11,906
Operating loss	(7,033)	(5,811)	(15,601)	(11,906)
Other income (expense):
Other expense, net	(44)	(341)	(2,036)	(2,954)
Interest income	7	-	19	11
Interest expense	(48)	(309)	(281)	(547)
Total other expense, net	(85)	(650)	(2,298)	(3,490)
Net loss	$(7,118)	$(6,461)	$(17,899)	$(15,396)
Basic and diluted net loss per share	$(13.16)	$(889.58)	$(74.92)	$(2,359.18)
Basic and diluted weighted-average common shares outstanding	540,840	7,263	238,916	6,526
Comprehensive loss:
Foreign currency translation adjustment	(52)	(116)	(197)	(140)
Total comprehensive loss	$(7,170)	$(6,577)	(18,096)	$(15,536)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(DEFICIT)

(unaudited)

(in thousands, except share amounts)

	Common stock		Treasury	Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	Stock	capital	deficit	income	(deficit)

Balance at July 1, 2025	300,643	$-	$(106)	$43,248	$(39,882)	$269	$3,529
Issuance of Common Stock under the ATM Program	704,270	-	-	6,008	-	-	6,008
Issuance of Common Stock upon exercise of conversion option	60,000	-	-	333	-	-	333
Issuance of Common Stock upon vesting of restricted stock units	13,125	-	-	-	-	-	-
Stock-based compensation	200,000	-	-	1,578	-	-	1,578
Share cancellation	(1,464)	-	106	(106)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(52)	(52)
Net loss	-	-	-	-	(7,118)	-	(7,118)
Balance at September 30, 2025	1,276,574	$-	$-	$51,061	$(47,000)	$217	$4,278

	Common stock		Treasury	Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	Stock	capital	deficit	income	(deficit)

Balance at January 1, 2025	11,540	$-	$-	$21,894	$(29,101)	$414	$(6,793)
Issuance of Common Stock for services	52,680	-	-	2,952	-	-	2,952
Issuance of Common Stock under the ATM Program	888,388	-	-	18,063	-	-	18,063
Issuance of Common Stock upon exercise of conversion option	112,305	-	-	6,286	-	-	6,286
Issuance of Common Stock upon vesting of restricted stock units	13,125	-	-	-	-	-	-
Stock-based compensation	200,000	-	-	1,972	-	-	1,972
Share repurchases	-		(106)	-	-	-	(106)
Share cancellation	(1,464)	-	106	(106)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(197)	(197)
Net loss	-	-	-	-	(17,899)	-	(17,899)
Balance at September 30, 2025	1,276,574	$-	$-	$51,061	$(47,000)	$217	$4,278

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	capital	deficit	income	(deficit)
Balance at July 1, 2024	6,166	$-	$14,385	$(20,234)	$387	$(5,462)
Issuance of Common Stock for note payable	792	-	996	-	-	996
Issuance of Common Stock for licensing right	1,042	-	1,569	-	-	1,569
Stock-based compensation	-	-	356	-	-	356
Foreign currency translation adjustment	-	-	-	-	(116)	(116)
Net loss	-	-	-	(6,461)	-	(6,461)
Balance at September 30, 2024	8,000	$-	$17,306	$(26,695)	$271	$(9,118)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	capital	deficit	income	(deficit)

Balance at January 1, 2024	6,152	$-	$10,431	$(11,299)	$411	$(457)
Issuance of Common Stock for services	8	-	150	-	-	150
Issuance of Common Stock upon vesting of restricted stock units	6	-	-	-	-	-
Issuance of Common Stock for note payable	792	-	996	-	-	996
Issuance of Common Stock for licensing right	1,042	-	1,569	-	-	1,569
Issuance of Warrants	-	-	2,890	-	-	2,890
Stock-based compensation	-	-	1,270	-	-	1,270
Foreign currency translation adjustment	-	-	-	-	(140)	(140)
Net loss	-	-	-	(15,396)	-	(15,396)
Balance at September 30, 2024	8,000	$-	$17,306	$(26,695)	$271	$(9,118)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months ended September 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(17,899)	$(15,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment, net	(281)	-
Unrealized foreign exchange loss	(28)	(38)
Loss on change in fair value of convertible notes payable	3,001	-
Gain on change in fair value of derivative warrant liability	(137)	(118)
Loss on change in fair value of crypto holdings	8	-
Gain on waiver of accrued interest	(371)	-
Non-cash lease expense	71	-
Issuance of warrants for lock-up	-	2,710
Interest expense on convertible promissory note	-	31
Stock-based compensation expense	1,972	1,270
Non-cash interest expense	280	268
Operating lease obligations	-	(33)
Depreciation expense	16	5
Amortization of financed directors and officers insurance	1,129	1,297
Issuance of common stock for services	-	1,719
Amortization expense	1,894	143
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(155)	(210)
Accounts payable	(840)	1,644
Accrued expenses and other liabilities	517	839
Lease liability	(96)	-
Net cash flows used in operating activities	(10,919)	(5,869)
Cash flows used in investing activities:
Purchases of equipment and clinical assets	(398)	(51)
Purchase of digital assets	(1,000)	-
Purchases of short-term investments	(5)	(490)
Proceeds from the sale of short-term investments	-	413
Net cash flows used in investing activities	(1,403)	(128)
Cash flows provided by financing activities:
Net proceeds from the issuance of notes payable	-	1,625
Proceeds from issuance of warrants from lock-up	-	114
Bank overdraft	-	118
Proceeds from issuance of common shares related to the ATM program	17,956	-
Repayment of notes payable – related parties	(425)	-
Repayment of notes payable	(158)	-
Repayment of convertible notes payable – related parties	(927)	-
Repayment of convertible notes payable	(659)	-
Purchases of treasury stock	(106)	-
Net cash flows provided by financing activities	15,681	1,857
Net change in cash and cash equivalents before effect of exchange rate changes	3,359	(4,140)
Effect of exchange rate changes on cash and cash equivalents	(75)	(17)
Net change in cash	3,284	(4,157)
Cash and cash equivalents at beginning of period	554	4,228
Cash and cash equivalents at end of period	$3,838	$71

Supplemental cash flow information:
Cash paid for interest	$-	$80

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$350
Issuance of common stock upon exercise of conversion option	6,286	-
Issuance of common stock for services	2,952	-
Cancellation of shares	106	-
Receivables from issuance of warrants for lock-up	-	67
Receivable from issuance of note payable	-	525

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies

CDT Equity Inc., formerly Conduit Pharmaceuticals Inc., a Delaware corporation (“CDT”, “CDT Equity” or the “Company”), is a data-driven pharmaceutical development and digital asset treasury management company focused on identifying, enhancing, and advancing high-potential therapeutic assets through scientific innovation and strategic partnerships. The Company has evolved into a broader, more agile platform that leverages artificial intelligence, solid-form chemistry, and efficient asset repositioning to accelerate the development of novel treatments.

The Company’s strategy is centered on unlocking the untapped value of clinical-stage compounds, particularly those deprioritized by larger pharmaceutical companies with strong, supporting Phase I safety data. Through advanced co-crystallization and solid-form technologies developed at our Cambridge facilities, the Company improves drug properties and extends patent life by up to 20 years. In partnership with Sarborg Limited, the Company also applies AI-powered disease mapping to rapidly identify new therapeutic applications for existing compounds.

The Company’s pipeline includes candidates that target autoimmune disorders, as well as idiopathic male infertility, oncology, dermatology, and animal health. Ongoing in vitro and in vivo studies, guided by AI insights, are designed to support licensing and commercialization partnerships. The Company will seek an exit through third-party license deals following successful in vitro and in vivo pre-clinical trials, by entering into agreements with third-parties to pursue further development, FDA approval, commercialization and marketing of the Company’s assets.

Operating with a lean, asset-agnostic model, CDT Equity prioritizes speed, adaptability, and capital efficiency. We avoid the cost burden of late-stage clinical trials, focusing instead on high-leverage development strategies.

On May 23, 2025, the Company’s Common Stock commenced trading, as further described herein, on The Nasdaq Capital Market under the symbol “CDT”. Effective August 5, 2025, the Company changed its name from Conduit Pharmaceuticals Inc. to CDT Equity Inc. Our name change to CDT Equity Inc. reflects the evolution of our strategy as a data-driven biotech development company focused on identifying, enhancing, and advancing high-potential therapeutic assets through scientific innovation and strategic partnerships.

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

Liquidity and Going Concern

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has generated significant losses and as of September 30, 2025, the Company had an accumulated deficit of $47.0 million. As of September 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $3.8 million and $0.6 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company had net losses of $17.9 million and $15.4 million, respectively, and cash used in operating activities of $10.9 million and $5.9 million, respectively.

Management has determined that it does not have sufficient cash and other sources of liquidity to fund its current business plan. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for at least the next 12 months from the financial statement filing date.

The Company’s expectation is to generate operating losses and negative operating cash flows in the future and will need additional funding to support its current business plan in addition to the remaining at the market offering program of approximately $1.8 million (see Note 10), which has been utilized as of the financial statement issuance date (see Note 16). Management’s plans to alleviate the conditions that raise substantial doubt through the pursuit of additional cash resources through public or private equity or debt financings. The Company has also considered exploring strategic alternative paths to fund raising through a shift in the Company’s fundamental operations as a pharmaceutical development company to a digital asset treasury management company. However, there is no assurance that such funding will be available when needed or on acceptable terms. If additional funding is not available when required, the Company would need to delay or curtail its operations and its research and development activities until such funding is received, all of which could have a material adverse effect on the Company and its financial condition.

These financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Reverse Stock Splits

During 2025, the Company completed three reverse stock splits: a 1-for-100 split effective January 24, 2025 (the “January Reverse Stock Split”), a 1-for-15 split effective May 19, 2025 (the “May Reverse Stock Split”), and a 1-for-8 split effective October 10, 2025 (the “October Reverse Stock Split”). Each split reduced the number of issued and outstanding shares without affecting the number of authorized shares or the par value of the Common Stock. No fractional shares were issued; instead, stockholders received cash in lieu of fractional shares based on the respective post-split closing share prices. All share and per-share information has been retroactively adjusted to reflect these reverse stock splits for all periods presented.

All historical share and per-share amounts reflected throughout the accompanying consolidated financial statements and other financial information in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the January Reverse Stock Split, May Reverse Stock Split and October Reverse Stock Split as if the splits occurred as of the earliest period presented.

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

The Company licenses clinical assets from AstraZeneca (see Note 7 for further detail). A breach or other termination of such agreements could have a material adverse effect on the Company’s business, financial condition, operating results, and prospects.

Related party transactions and arrangements, specifically research and development related transactions, the Company enters into subject the Company to certain risks. Related party transactions in general are regarded as increasing the risk of omissions or misstatements in financial reporting, the risk of transactions being done on other than arm’s length terms due to the close ties between the parties involved and the risk of regulatory non-compliance. In addition, related-party transactions present potential conflicts of interest that could result in decisions prioritizing the economic interests of certain individuals over the primary objectives of the Company’s research and development activities, the interests of the Company, and the interests of its stockholders. In the instance of a dispute under any related-party agreement, the interests of affiliated parties may not align with the Company’s interest, and the resolution of such disputes may be less favorable than what the Company might achieve in a transaction with an unaffiliated third party.

The Company is also subject to risks associated with the Nasdaq Stock Market (“Nasdaq”) correspondence.

In August 2024, the Company received deficiency letters from Nasdaq notifying the Company that it was not in compliance with Listing Rule 5450(a)(1) (the “Bid Price Rule”), Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”) and Listing Rule 5450(b)(2)(A) (the “MVLS Rule”, together with the Bid Price Rule and the MVPHS Rule, the “Rules”). The Company had until February 10, 2025, and February 11, 2025, to regain compliance with the Rules. On December 17, 2024, Nasdaq issued a letter to the Company that as of December 17, 2024, it determined that the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days. As a result, Nasdaq had determined to delist the Company’s Common Stock and redeemable warrants from The Nasdaq Global Market, on December 27, 2024. The Company subsequently requested and received a hearing (the “Nasdaq Hearing”) from the Nasdaq Hearings Panel (the “Panel”). The Company submitted a written plan of compliance to cure its Rule deficiencies to Nasdaq on January 22, 2025, and attended the Nasdaq Hearing for the Company on February 11, 2025. On March 5, 2025, the Company received a written notification (the “Notice”) from the Panel confirming it had granted the Company an extension to regain compliance with the MVPHS and MVLS Rules, provided that the Company, (i) on or before March 12, 2025, files an application to transfer to The Nasdaq Capital Market, which application was submitted on March 7, 2025, and (ii) on or before March 31, 2025, demonstrates compliance with all Nasdaq listing rules. The Company was notified in the Notice that as of February 26, 2025, it had regained compliance with the Bid Price Rule. There is no guarantee that the Company can maintain ongoing compliance with the Bid Price Rule. On May 15, 2025, the Company received formal notice from Nasdaq that the Company had regained compliance with Nasdaq’s minimum bid price requirement (the “Bid Price Requirement”) set forth in Nasdaq Listing Rule 5550(a)(2), as well as Nasdaq’s stockholders’ equity requirement (“Equity Requirement”) set forth in Nasdaq Listing Rule 5550(b)(1). On May 21, 2025, the Company received formal notice from Nasdaq that the Company’s application to transfer the listing of its Common Stock to The Nasdaq Capital Market had been approved and the Company’s securities were transferred to The Nasdaq Capital Market at the opening of business on May 23, 2025.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Actual results could differ materially from such estimates. Estimates and assumptions are reviewed periodically by management and changes in estimates are made as management becomes aware of changes in circumstances surrounding the estimates. The effects of changes are reflected in the financial statements in the period that they are determined. Our significant accounting policies that involve significant judgment and estimates include accounting for the fair value of convertible notes payable, stock based compensation, contingencies and going concern.

Cash and Cash Equivalents

Cash and cash equivalents are primarily maintained with major financial institutions in the United States and the United Kingdom. The Company considers cash equivalents to be short-term, highly liquid investments that (a) are readily convertible into known amounts of cash, (b) are traded and held for cash management purposes, and (c) have original maturities of three months or less at the time of purchase. The UK bank account, with a balance at September 30, 2025 of approximately £124,000 (or approximately $167,000) exceeds the country’s deposit limit of £85,000 (approximately $114,000). The Company’s US depository bank participates in the Demand Deposit Marketplace program, insuring deposits up to $10 million by sweeping amounts in excess of the $250,000 deposit insurance limit among participating banks. The Company has not experienced any losses on any accounts through the nine months ended September 30, 2025.

The Company had $3.8 million and $0.6 million in cash and cash equivalents on hand as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, $4 thousand of the Company’s $3.8 million cash and cash equivalents balance was invested in money market funds. The money market funds do not have significant liquidity restrictions that would require their exclusion from cash and cash equivalents.

Digital Assets

Digital assets are included in current assets in the consolidated balance sheets. Digital assets are accounted for as indefinite-lived intangible assets and are initially measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 350 - Intangibles-Goodwill and Other. The Company measures gains or losses on the disposition of digital assets in accordance with the first-in-first-out (“FIFO”) method of accounting. Refer to Note 3, Digital Assets, for further information regarding the Company’s impact of the adoption of ASU 2023-08.

As of September 30, 2025, the Company held Bitcoin (“BTC”) as digital assets totaling approximately $1.0 million. The Company did not hold any digital assets as of December 31, 2024. Bitcoin is classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed. As of September 30, 2025, the Company determined that there were no impairments of its digital assets.

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

The Company’s Level 1 assets consist of cash and cash equivalents, inclusive of Bitcoin, in the accompanying balance sheets, the value of accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities.

As of September 30, 2025, the Company has two financial liabilities, warrant liabilities for which the fair value is determined based on Level 2 and Level 3 inputs, and convertible debt carried at fair value for which the fair value is determined based on Level 3 input. The Level 2 inputs are valued based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar instruments in active markets. The Level 3 inputs as such inputs are based on unobservable inputs and require significant judgement.

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

Purchased Research and Development Assets

The Company accounts for its research and development costs in accordance with ASC 730, Research and Development. ASC 730 requires that research and development are generally recognized as an expense as incurred. However, some costs associated with research and development activities that have an alternative future use may be capitalizable. Purchases of assets related to research and development activities are evaluated based on the usefulness to the Company currently and for alternative future uses. Purchased research and development assets with alternative future use are recorded at cost and subsequently amortized using the straight-line method over their estimated useful lives. To date, the Company has one purchased asset, a diagnostic tool used to monitor clinical trials, aggregate data on an ongoing basis and tracking intellectual property patent status. The Company determined that the diagnostic tool has an alternative future use, namely using its predictive modeling capability to track and evaluate delisted patents in the marketplace, potentially facilitating strategic entry into de-prioritized asset markets that might otherwise be overlooked by other market participants. The asset is depreciated on a straight-line basis over its useful life of two years.

Income Taxes

ASC Topic 740, Income Taxes, sets forth standards for financial presentation and disclosure of income tax liabilities and expense. Interest and penalties recognized have been classified in the unaudited condensed consolidated statements of operations and comprehensive loss as income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the unaudited condensed consolidated statements of operations and comprehensive loss in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain.

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

Recently Issued Accounting Standards Adopted

In December 2023, the FASB issued ASU No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements. The Company elected to adopt ASU 2023-08, effective as of July 1, 2025, the first quarter in which the Company held digital assets. Refer to Note 3 for further information.

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

2. Fair Value

The following table presents as of September 30, 2025 the Company’s assets and liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4	$-	$-	$4
Digital assets	990	-	-	990
Total Assets	$994	$-	$-	$994

Liabilities:
Convertible notes payable, at fair value	$-	$-	$1,731	$1,731
Liability Classified Warrants	-	-	1	1
Total Liabilities	$-	$-	$1,732	$1,732

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

The following table presents additional information about the Convertible Notes Payable subject to measurement at fair value on a recurring basis and warrant liabilities, for which the Company used significant unobservable inputs (Level 3) (in thousands):

	Convertible Notes Payable	Liability Classified Warrants
Balance as of December 31, 2024	$5,856	$138
Repayment of convertible notes	(1,054)	-
Change in fair value	(2,139)	(131)
Balance as of March 31, 2025	$2,663	$7
Conversion of convertible notes	(1,872)	-
Interest expense	57	-
Change in fair value	1,034	(6)
Balance as of June 30, 2025	$1,882	$1
Conversion of convertible notes	(186)	-
Interest expense	48	-
Change in fair value	(13)	-
Balance as of September 30, 2025	$1,731	$1

During the three and nine months ended September 30, 2025, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

Digital Assets

Digital assets are measured at fair value on a recurring basis using quoted prices in their principal market (Level 1 inputs). The Company has designated a principal market based on the market the Company has access to and that has the greatest volume and level of orderly transactions for BTC. The Company reassesses its principal market when facts and circumstances change, including but not limited to when new markets become accessible, or the volume/activity in the current principal market declines.

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

As of September 30, 2025, no obligations remain under the August 2024 Nirland Note (refer to Note 5 for details) and therefore only the fair value of the A.G.P. Convertible Note was estimated using a binomial lattice model.

The following table outlines the range of significant unobservable inputs used in calculating the fair value of the A.G.P. Convertible Note as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Stock Price	$5.44	$103.50
Term (years)	0.48	0.9
Corporate bond yield	11.3%	9.0%
Credit Spread	26.2%	26.2%
Probability of default	40%	40%
Probability of maturity extension (six months)	40%	0%
Recovery upon default	0%	0%
Volatility	158.5%	101.6%

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

The measurement of the A.G.P. 2024 Warrants is classified as Level 3 due to the use of an option-pricing model that utilizes unobservable inputs and requires significant judgment. The Company estimated the fair value of the A.G.P. 2024 Warrants as of September 30, 2025 and December 31, 2024, utilizing a Black-Scholes option-pricing model with the following assumptions:

	September 30, 2025	December 31, 2024
Closing stock price	$5.44	$12.94
Contractual exercise price	$1,257.60	$1,257.60
Risk-free rate	3.74%	4.38%
Estimated volatility	95.2%	98.6%
Time period to expiration (in years)	4.28	5.0

3. Digital Assets

Adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets

Effective during the third quarter of 2025, the Company adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Consolidated Statement of Operations each reporting period. The Company’s did not hold any digital assets prior to the release of ASU 2023-08 and no accounting for the transition guidance was necessary.

The following table presents the Company’s significant Digital Asset holdings as of September 30, 2025:

	Quantity	Cost Basis	Change in Fair Value	Fair Value as of September 30, 2025
Bitcoin	8.65	$997,606	$(7,671)	$989,935
Total digital assets held as of September 30, 2025		$997,606	$(7,671)	$989,935

The following table presents a reconciliation of the fair values of the Company’s investments in digital assets as of September 30, 2025.

Digital Assets
Balance as of December 31, 2024	$-
Purchases	997,606
Dispositions	-
Realized gains (losses) on dispositions	-
Unrealized gains (losses) from changes in fair value of digital assets	(7,671)
Balance as of September 30, 2025	$989,935

4. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025	As of December 31, 2024
Prepaid expenses	$476	$85
Tax receivable	398	-
Prepaid directors’ and officers’ insurance	315	1,187
Prepaid expenses – related parties	-	20
Other receivables	-	489
Total prepaid expenses and other current assets	$1,189	$1,781

Accrued expenses and other current liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025	As of December 31, 2024
Accrued professional fees	$997	$242
Accrued legal contingency	417	389
Accrued research & development costs	239	280
HMRC payable	60	396
Other	58	14
Other Accrued payroll	14	51
Accrued board of director fees	-	101
Accrued interest	-	383
Accrued commission payable	-	107
Total accrued expenses and other current liabilities	$1,785	$1,963

5. Convertible Notes Payable

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

On March 6, 2025, the Company reached a Settlement Agreement (the “Settlement Agreement”) with the loan holder to pay $0.7 million in order to settle the Convertible Promissory Note Payable in full. The Company repaid the loan holder the settlement amount of $0.7 million on March 13, 2025. The Settlement Agreement and subsequent repayment was treated as a debt extinguishment. During the nine months ended September 30, 2025, the Company recorded a gain on debt extinguishment of $0.1 million, calculated as the difference between (i) the $0.8 million carrying value of the Convertible Promissory Note Payable immediately prior to the amendment, and (ii) the $0.7 million repayment of the Convertible Promissory Note Payable. The $0.1 million gain on debt extinguishment was recorded within other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2025.

In connection with the Settlement Agreement, the Company entered into a consulting agreement with a third party to negotiate the settlement of the Convertible Promissory Note Payable with the loan holder on behalf of the Company. In exchange for negotiating the Settlement Agreement, the Company agreed to pay $0.1 million through the issuance of shares of Common Stock or cash. On March 31, 2025, the Company issued 609 shares of Common Stock. The number of shares issued was determined based on the agreement amount of $0.1 million, divided by the closing share price on March 28, 2025 (prior trading date) of $106.80. The $0.1 million was recorded as interest expense in the condensed consolidated statement of operations and comprehensive income loss for the nine months ended September 30, 2025.

For the three months ended September 30, 2025 and 2024, the Company incurred interest expense on the Convertible Promissory Note Payable of nil and $40,000, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred interest expense on the Convertible Promissory Note Payable of $0.1 million and $0.1 million, respectively.

August 2024 Nirland Note

During January and February 2025, Nirland exercised their conversion option and converted $1.8 million of principal in exchange for 7,510 shares of Common Stock. In total the Company issued Common Stock with a fair value of $3.7 million based on the closing stock price on each conversion date and recorded a loss on the change in fair value of $1.9 million, calculated as the difference between the fair value of the shares issued and the portion of principal and interest settled. On February 12, 2025, the Company repaid the remaining unpaid principal and interest of $0.9 million in cash and recorded a gain on extinguishment of $0.1 million, calculated as the difference between the remaining fair value of August 2024 Nirland Note, less the amount of cash paid. As of September 30, 2025, no obligations remained under the August 2024 Nirland Note.

For the nine months ended September 30, 2025, the Company recorded $24,000 of interest expense, presented within interest expense, net, in the condensed consolidated statement of operations and comprehensive loss. No interest expense was recorded for the three months ended September 30, 2025 as the August 2024 Nirland Note was settled prior to the third quarter of 2025.

A.G.P. Convertible Note

A.G.P was a financial advisor to both MURF and Old Conduit in connection with the Merger transaction. Upon the completion of the Merger, A.G.P.: (i) received a cash fee of $6.5 million, 867 shares of Common Stock, and warrants to purchase 36 shares of Common Stock at an exercise price of $16,500 per share pursuant to its engagement agreement with Old Conduit entered into on August 2, 2022, and (ii) agreed to defer payment, to be paid in the future under certain circumstances by a date no later than March 21, 2025, of $5.7 million of fees plus annual interest of 5.5% (the “Deferred Commission Payable”) as a result of its engagement for MURF’s IPO. Accrued interest was recorded as a liability on the Company’s consolidated balance sheet under accrued expenses and other current liabilities and totaled $0.4 million as of December 31, 2024. During the nine months ended September 30, 2025, the Company reached an agreement with A.G.P. to waive all previously accrued interest. As such, the Company removed accrued interest of $0.4 million and recorded other income of $0.4 million for the nine months ended September 30, 2025.

For the three and nine months ended September 30, 2025, the Company recorded $0.1 million and $0.2 million of interest expense related to the deferred commission payable balance in the condensed consolidated statement of operations and comprehensive income loss, respectively.

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

On March 31, 2025, A.G.P. exercised their conversion option and converted $0.4 million of principal and interest in exchange for 3,583 shares of Common Stock. As of March 31, 2025, the Company’s Common Stock price was trading below the Conversion Price Floor. For the purpose of the March 31, 2025 conversion, the Company waived the Conversion Price Floor and allowed A.G.P. to convert at the prior trading days closing stock price. Upon conversion, the Company recorded a $0.2 million loss on the change in fair value based on the difference between (i) the fair value of the Common Stock issued and (ii) the percentage of total principal and interest converted (6.54%), multiplied by the December 31, 2024 valuation of $3.0 million.

On April 11, 2025, April 16, 2025, June 2, 2025, June 17, 2025, June 26, 2025 and September 29, 2025, the holder of the A.G.P. Convertible Note converted $0.5 million, $0.8 million, $0.1 million, $0.2 million, $0.2 million and $0.3 million of principal and interest into 3,583, 8,878, 5,000, 11,250, 12,500 and 60,000 shares of the Company’s Common Stock, respectively. As of April 16, 2025, the Company’s Common Stock price was trading below the Conversion Price Floor. For the purpose of the April 16, 2025 conversion, the Company waived the Conversion Price Floor and allowed A.G.P. to convert at the April 16, 2025 closing stock price.

On September 30, 2025, the Company remeasured the fair value of the A.G.P. Convertible Note through the use of a binomial lattice model and calculated a fair value of approximately $1.7 million. For the three months ended September 30, 2025, the Company recorded a $0.1 million loss in the change in fair value of the A.G.P. Convertible Note and interest expense of approximately $0.1 million. For the nine months ended September 30, 2025, the Company recorded a $0.1 million gain in the change in fair value of the A.G.P. Convertible Note and interest expense of approximately $0.2 million. As of September 30, 2025, there was approximately $3.4 million in outstanding principal and interest remaining.

6. Loans Payable

Loans

On May 1, 2022, the Company entered into two non-interest-bearing loan agreements totaling $0.2 million, funded in multiple tranches. As of December 31, 2024, all tranches under the first loan and two tranches under the second loan had been drawn.

On October 9, 2024, the parties amended the loan agreements to extend the maturity date to December 19, 2024 and modify repayment terms to include (i) a £60,000 cash payment, (ii) £25,000 of Common Stock valued at the market price prior to issuance, and (iii) 20 additional shares of Common Stock as consideration for the extension. On October 11, 2024, the Company issued a total of 94 shares to the lenders.

The Company repaid the remaining principal balance of $0.1 million in February 2025, and no obligations remained as of September 30, 2025. No interest expense was recorded for the three or nine months ended September 30, 2025.

October 2024 Nirland Note

In October 2024, the Company issued a $0.6 million promissory note to Nirland, a related party (the “October 2024 Nirland Note”). The note bore interest at 12% per annum, included a 1% arrangement fee accounted for as a debt discount, and was scheduled to mature on October 31, 2025. See Note 12 for further reference to the relationship between the Company and Nirland.

In December 2024, the Company reduced the exercise price of the PIPE Warrants held by Nirland to $8.83, after which all such warrants were exercised , resulting in proceeds of approximately $0.2 million. These proceeds were applied to reduce the outstanding balance of the October 2024 Nirland Note.

The Company made additional repayments of $0.1 million, $0.2 million, and $0.1 million on January 14, 2025, January 31, 2025, and February 7, 2025, respectively. As of September 30, 2025, the October 2024 Nirland Note had been fully repaid and no obligations remained outstanding.

For the three and nine months ended September 30, 2025, the Company recorded nil and approximately $8,000 of interest expense, respectively.

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

As consideration for the grant of the license, the Company (i) granted AstraZeneca Common Stock pursuant to a stock issuance agreement (the “Issuance Agreement”), (ii) paid AstraZeneca an up-front payment of $1.5 million, and (iii) is obligated to pay AstraZeneca a percentage (on a tiered basis) of any amounts it may receive in connection with a grant of a sublicense (subject to various customary exceptions). The Issuance Agreement called for the Company to issue AstraZeneca 792 shares of the Company’s Common Stock. The Issuance Agreement provides AstraZeneca with resale registration rights for such shares.

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

As a result of the August 2024 License Agreement, the Company is no longer funding the development of AZD1656 or AZD5904 under the terms of the Exclusive Funding Agreement, dated March 26, 2021 with St George Street Capital (the “Funding Agreement”). In this regard, the Company previously entered into a deed of amendment to such Funding Agreement. The parties agreed that the project funding provisions of such Funding Agreement whereby the Company had the right to fund a project or refer other parties to St George Street Capital, were amended to provide that St George Street Capital must still include the Company in any project funding opportunities and requests but may now seek other third-parties to fund projects in addition to the Company. In November and December 2024, the Company received a letter from St George Street Capital and formal complaints filed with the Intellectual Property Office claiming the Company was not the sole owner of the AZD 1656 co-crystal patent. See Note 14 for additional details on the claim.

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

In consideration of the services, CDT agreed to pay Sarborg an initial cash payment of $0.2 million and $0.2 million payable through the issuance of 189 shares of Common Stock, determined by the closing price on the day preceding the execution of the Sarborg Service Agreement. The initial cash payment of $0.2 million was made on December 20, 2024, and the 189 shares of Common Stock were issued on January 17, 2025. Further milestone payments payable in conjunction with the achievement of certain milestones over the term of the Sarborg Service Agreement, totaling up to $1.8 million, are payable in cash or stock, at the discretion of CDT. Sarborg will be reimbursed for pre-approved, necessary, and reasonable out-of-pocket expenses directly incurred in connection with the performance of the services.

The initial cash payment of $0.2 million and issuance of 189 shares of Common Stock were recorded to prepaid expense and will be amortized over the initial term of the Sarborg Service Agreement to research and development expense. For the three and nine months ended September 30, 2025, the Company recorded amortization expense of $0.1 million and $0.3 million, respectively, with research and development expense in the condensed consolidated statement of operations and comprehensive income loss, respectively. As of September 30, 2025, $0.1 million of the prepaid balance remains within the condensed consolidated balance sheets.

Under the Sarborg Service Agreement, the Company will be provided with a dashboard that will be utilized for both the Company’s existing and future asset portfolio. Specifically, the dashboard includes a clinical trial monitoring functionality and a dynamic pharmaceutical patent landscape module to assess both the Company’s current assets undergoing clinical trials and delisted patents in the marketplace that may be overlooked by other market participants. These features will be used by management to monitor progress, assess trial status, identify new opportunities, and support decision-making across all current and future development programs. The Company assessed the guidance in ASC 730 and determined that $0.4 million of total cost of the acquired asset should be capitalized as the dashboard is considered a purchased diagnostic asset with alternative future use. Management determined that the dashboard has a useful life of two years. The dashboard was placed in service on March 18, 2025. During the three and nine months ended September 30, 2025, the Company recorded $50 thousand and $0.1 million in amortization expense, respectively.

All other costs under the Sarborg Service Agreement shall be expensed as incurred and recorded within research and development expense in the condensed consolidated statement of operations and comprehensive income loss, as the services are designed to aid in the Company’s research and development activities.

During the three and nine months ended September 30, 2025, Sarborg was paid $0.2 million and $2.0 million, respectively, for completed milestones under the Sarborg Service Agreement and did not have an outstanding payable balance as of September 30, 2025. The Company recorded $0.1 million and $1.7 million in expense within research and development expense in the condensed consolidated statement of operations and comprehensive income loss for the three and nine months ended September 30, 2025, respectively. The remaining $0.4 million was related to the delivery of the dashboard, which was recorded as a diagnostic asset on the condensed consolidated balance sheet as of March 31, 2025.

SARBORG Additional Agreement

Effective March 31, 2025, the Company entered into an additional license and use agreement (the “Sarborg Additional Agreement”) with Sarborg, a related party, covering certain additional deliverables and incorporating a new scope of work focused on analysis of the Company’s acquired AstraZeneca assets. The term of the Sarborg Additional Agreement is for six months and provides for the payment, in aggregate, of $2.0 million, which includes an up-front license fee for the term of such agreement, in cash or stock at the Company’s election at the closing price on the day preceding the effective date of such agreement. On March 31, 2025, the Company prepaid $1.65 million of the Sarborg Additional Agreement through the issuance of 15,449 fully vested unregistered shares of Common Stock. The Company recorded the shares issued under the Sarborg Additional Agreement at their fair value, as determined by the closing price of the Company’s Common Stock on March 30, 2025, $106.80, and adjusted for a 7% discount for lack of marketability, as determined by a third-party valuation expert. Effective May 2, 2025, the term was extended to be 12 months from the effective date of the Sarborg Additional Agreement at no additional cost to the Company. The Company recorded the fair value of $1.5 million as prepaid within the condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, the Company recorded research and development expense of $0.4 million and $0.8 million within the condensed consolidated statements of operations and comprehensive loss related to the amortization of the prepaid. As of September 30, 2025, $0.7 million of the prepaid balance remains within the condensed consolidated balance sheets.

During the three and nine months ended September 30, 2025, Sarborg was paid $0.1 million and $0.4 million for deliverables under the Sarborg Additional Agreement and had no outstanding payable balance as of September 30, 2025. The Company recorded the $0.4 million and $1.3 million in expense within research and development expense in the condensed consolidated statement of operations and comprehensive income loss for the three and nine months ended September 30, 2025.

First Addendum to the SARBORG Additional Agreement

Effective July 1, 2025 the Company entered into an Addendum (the “First Addendum”) to the Additional Agreement with Sarborg, a related party. Under the terms of the Addendum, Sarborg will expand the scope of the Additional Agreement to provide external analysis of third-party pharma companies assets suitable for drug re-purposing and evaluate the efficacy of the assets utilizing Conduit’s license to Sarborg’s machine learning platform. The scope of work is expected to be completed in 4 weeks, which may be renewed or extended upon the mutual written agreement of the parties. The total consideration for the additional services, payable in cash in two tranches, was $0.3 million. The Company paid $0.3 million during the three and nine months ending September 30, 2025 and included in the consolidated statement of operations and comprehensive loss.

Second Addendum to the SARBORG Additional Agreement

Effective August 11, 2025 the Company entered into Addendum 2 (the “Second Addendum”) to the Additional Agreement with Sarborg. Under the terms of the Second Addendum, Sarborg expanded the scope of work to integrate a Cryptocurrency AI Agent, developed specifically for identifying, forecasting and recommending digital currencies into CDT Equity’s operations as part of its treasury strategy.

The term of the Second Addendum is a minimum of four (4) months, which may be renewed or extended upon the mutual written agreement of the Company and Sarborg. The initial consideration for the expanded scope of work was $0.2 million, which was paid during the three and nine months ended September 30, 2025 and included in the consolidated statement of operations and comprehensive loss. The Company agreed to pay further consideration of $0.2 million in cash or shares, at the Company’s sole discretion, at such time as the Company invests more than $0.6 million in cryptocurrency as part of its treasury strategy. The Company accrued $0.2 million on the consolidated balance sheet as of September 30, 2025.

In total, the Company recorded $1.2 million and $3.6 million of research and development expense for the three and nine months ended September 30, 2025, respectively, all of which related to services and costs incurred through the SARBORG Agreement, SARBORG Additional Agreement, First Addendum to the SARBORG Additional Agreement and the Second Addendum to the SARBORG Additional Agreement, collectively.

Master Service Agreement – CDT Equity Inc. and Charles River Laboratories

On February 7, 2025, the Company and Charles River Laboratories (“Charles River”) entered into a Master Services Agreement (the “Charles River MSA”). Under the Charles River MSA, Charles River agreed to provide preclinical testing and research services to CDT, including the evaluation of compounds in animal models and other related services. The services are defined in individual Statements of Work (“SOWs”) or Protocols, which outline the specific scope, design, and timelines for each study. To date, one SOW, dated February 11, 2025, has been entered into with a total commitment of $0.2 million. Charles River will conduct the studies in compliance with applicable laws and industry standards, and CDT will provide necessary test articles and materials. The Charles River MSA includes provisions for confidentiality, intellectual property ownership, indemnification, and dispute resolution. The Charles River MSA has a term of five years and can be terminated by either party under specified conditions. For the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.2 million in research and development expense in the condensed consolidated statement of operations and comprehensive loss related to the Charles River MSA.

Consulting Agreement

Effective March 25, 2025, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Thesprogen PC (“Thesprogen”), an expert in advising clients on strategies for pharmaceutical and biotech development. Total fees under the Consulting Agreement total to $0.3 million and was settled through the issuance of 2,809 fully vested unregistered shares of Common Stock on March 31, 2025. The Company recorded the shares issued under the Consulting Agreement at their fair value, as determined by the closing price of the Company’s Common Stock on March 30, 2025, $106.80, and adjusted for a 7% discount for lack of marketability, as determined by a third-party valuation expert. The Company recorded the fair value of $0.3 million as prepaid within the condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, the Company recorded research and development expense of $0.1 million and $0.2 million within the condensed consolidated statements of operations and comprehensive loss related to the amortization of the prepaid.

Manoira Joint Development Agreement

On June 3, 2025, the Company entered into a joint development agreement (the “Joint Development Agreement”) with Manoira Corporation (“Manoira”) for a term of one year, which will be automatically renewed for successive one-year terms unless advance termination notice is provided in accordance with the terms of the Joint Development Agreement. Manoira is an entity controlled by Dr. Andrew Regan, of which he is sole director, and is therefore considered a related party of the Company. 15 Note 12 for additional details.

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

Effective June 3, 2025, in exchange for the approximate $0.5 million of consideration to be paid by CDT under the Joint Development Agreement, CDT issued to Manoira 19,349 shares of its Common Stock, (the “Consideration Shares”) valued at the closing price of the Common Stock immediately preceding execution of the Joint Development Agreement. The Company recorded the shares issued under the Joint Development Agreement at their fair value, as determined by the closing price of the Company’s Common Stock on June 2, 2025, $31.52, and adjusted for a 20% discount for lack of marketability, as determined by a third-party valuation expert. The Company recorded the fair value of $0.4 million as prepaid within the condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, the Company recorded $0.1 million amortization expense for research and development activities provided to date.

8. Share Based Compensation

On September 22, 2023, in connection with the Merger, the Company adopted the CDT Equity Inc. 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan became effective upon the closing of the Merger. The 2023 Plan initially provided for the issuance of up to 958 shares of Common Stock. Pursuant to the 2023 Plan’s “evergreen” provision, on February 6, 2025 and January 10, 2024, the Company increased the number of shares of Common Stock available for issuance under the 2023 Plan by 577 and 307 shares, respectively. The number of authorized shares will automatically increase on January 1, 2026 and continuing annually on each anniversary thereof through (and including) January 1, 2033, equal to the lesser of (i) 5% of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Common Stock as determined by the Board or the applicable committee of the Board. The 2023 Plan allows for awards to be issued to employees and non-employee directors in the form of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units, dividend equivalents, other stock-based, or other cash-based awards.

On August 5, 2025, at the Company’s 2025 Annual Meeting of Stockholders, stockholders approved an amendment and restatement of the Company’s 2023 Stock Incentive Plan (as amended, the “Amended 2023 Stock Incentive Plan”) to authorize an additional 250,000 shares of Common Stock for awards under the Amended 2023 Stock Incentive Plan. The Amended 2023 Stock Incentive Plan was recommended and approved by the Board on July 8, 2025. As of September 30, 2025, there were 20,132 shares of Common Stock available for issuance under the 2023 Plan.

Board of Directors Shares

On March 30, 2025, certain non-employee directors elected to receive their unpaid cash retainers due through the period ended June 30, 2025, under the Director Compensation Program, in the form of fully vested shares of Common Stock. In total, $0.1 million of unpaid retainers was settled through the issuance 1,294 unregistered shares of Common Stock (the “Retainer Shares”). The Company recorded the Retainer Shares at their fair value, as determined by intraday share prices of the Company’s Common Stock on March 31, 2025. In relation to the Retainer Shares, the Company recorded nil and $0.1 million of expense within general & administration expense in the condensed consolidated statement of operations and comprehensive loss during the three and nine months ended September 30, 2025, respectively.

On April 16, 2025, 960 shares of the Company’s Common Stock were issued to a non-employee director. The shares were approved by the Board as a one-time award for services provided to the Company. The Company recorded the shares at their fair value, as determined by the Company’s closing share price on the prior trading day, April 14, 2025. The Company recorded zero and $0.1 million within general & administration expense in the condensed consolidated statement of operations and comprehensive loss during the three and nine months ended September 30, 2025 in relation to the shares.

On August 5, 2025, the Company approved and granted equity awards to non-employee directors under the 2023 Plan, in the form of 5,625 options to purchase the Company’s Common Stock, which vested immediately upon issuance. The Company compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $0.1 million.

Cryptocurrency Consulting

Effective June 27, 2025, the Company entered into an agreement (the “Crypto Consulting Agreement”) for a third-party consultant to evaluate and advise on the potential adoption of a part cryptocurrency treasury reserve strategy. The Crypto Consulting Agreement contains a term of 12 months and required compensation of $0.2 million in the form of shares of the Company’s Common Stock. On June 27, 2025, the Company issued 11,952 shares of Common Stock valued at the closing price for the previous day, $20.08. The $0.2 million of compensation was recorded as a prepaid expense in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, the Company recorded $0.1 million and $0.1 million of general and administrative expense within the condensed consolidated statements of operations and comprehensive loss related to the amortization of the prepaid expenses.

Management Shares

Effective September 19, 2025, 140,000 and 60,000 shares of the Company’s Common Stock were issued to the Company’s CEO and CFO, respectively. The shares were approved by the Board as a one-time award for services provided to the Company. The Company recorded the shares at their fair value, as determined by the Company’s closing share price on the prior trading day, September 18, 2025. The Company recorded $1.1 million within general & administration expense in the condensed consolidated statement of operations and comprehensive loss during the three and nine months ended September 30, 2025 in relation to the shares.

Restricted Stock

By unanimous written consent of the Board, the Company granted 13,125 Restricted Stock Units to three Board members (4,375 RSUs per Board member) for past services performed on August 12, 2025. The RSUs fully vested on the grant date and the expense was recorded to general administrative expense in the condensed consolidated statement of operations and comprehensive loss based upon the CDT closing share price of $13.92 on the date of the grants.

There were 6 shares of restricted Common Stock vested as of September 30, 2025 and September 30, 2024.

Stock Options

The Company granted 5,625 stock options during the three and nine months ended September 30, 2025. The Company did not grant stock options during the three and nine months ended September 30, 2024.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity for the 2023 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	546	$9,782	9.72	$-
Granted	-	$-	-	$-
Cancelled/forfeited	(40)	$13,860	-	$-
Exercised	-	$-	-	$-
Outstanding at September 30, 2025	506	$9,503	8.64	$-
Exercisable	207	$13,109	8.74	$-
Unvested	299	$7,000	8.64	$-

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s Common Stock for those options that had exercise prices lower than the fair value of the Company’s Common Stock. As of September 30, 2025, the total compensation cost related to non-vested option awards not yet recognized was $1.4 million with a weighted average remaining vesting period of 1.23 years.

For the three months ended September 30, 2025 and 2024, there was a total of $1.6 million and $0.4 million, respectively in stock-based compensation expense recognized within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss, respectively.

For the nine months ended September 30, 2025 and 2024, there was a total of $2.0 million and $1.3 million, respectively in stock-based compensation expense recognized within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss, respectively.

9. Income Taxes

On July 4, 2025, the United States Congress passed the budget reconciliation bill H.R. 1, known as the One Big Beautiful Bill Act (“OBBBA”). Key provisions include the repeal of Section 174 R&D capitalization requirements, the extension of 100% bonus depreciation, restoration of the Section 163(j) interest limitation to an EBITDA basis, and the introduction of a 1% charitable contribution deduction floor. As of September 30, 2025, the immediate expensing of R&D costs under Section 174, the continuation of 100% bonus depreciation, and the restoration of the EBITDA-based Section 163(j) limitation are expected to decrease cash taxes in the short term and generate a federal net operating loss. These changes did not have a material impact on the Company’s effective tax rate.

For the nine months ended September 30, 2025, and 2024, the Company’s effective tax rate was 0.0% due to the current year tax loss and valuation allowance established against the Company’s net deferred tax assets, and due to operating in a zero tax jurisdiction, respectively.

10. Common Stock and Preferred Stock

At-the-Market Offering

On October 23, 2024, the Company entered into the Sales Agreement with A.G.P. (the “Sales Agreement”) relating to the sale of shares of the Company’s Common Stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of our Common Stock having an aggregate offering price of up to $23.9 million from time to time through A.G.P., acting as our sales agent or principal.

The compensation to A.G.P. for sales of Common Stock sold pursuant to the Sales Agreement will be equal to 3.0% of the gross proceeds of any shares of Common Stock sold under the Sales Agreement.

During the three and nine months ended September 30, 2025, the Company sold 704,270 and 888,388 shares of the Company’s Common Stock through the Sales Agreement, respectively. For the nine months ended September 30, 2025, the Company received proceeds of $18.0 million, net of commissions payable to A.G.P. of $0.6 million. As of the date of this Quarterly Report on Form 10-Q, the Company has utilized the remaining $1.8 million available under the Sales Agreement (see Note 16).

Share Repurchase Program

On April 10, 2025, the Company’s Board of Directors authorized a share repurchase program under which the Company may purchase up to $1.0 million of its outstanding Common Stock. Under the program, CDT may repurchase shares from time to time through open market transactions or other methods in compliance with SEC Rule 10b-18. Purchases will be executed by The Benchmark Company, the Company’s appointed broker, and will be subject to market conditions, corporate liquidity requirements, regulatory considerations, and other factors. As of September 30, 2025, the Company has repurchased an aggregate of 1,464 shares of its outstanding Common Stock at an average price of $70.80 per share and paid approximately $2,000 in commission to the broker. The repurchased shares were recorded as treasury stock within the condensed consolidated balance sheets. During the third quarter, the Company cancelled all of the previously repurchased shares and removed the share activity from treasury stock on the condensed consolidated statements of changes in shareholders’ deficit. As of September 30, 2025, no balance remains within treasury stock on the condensed consolidated balance sheets and the cancelled shares are no longer included within the issued and outstanding Common Stock balance.

11. Net Loss Per Share Attributable to Common Stockholders

Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	As of September 30,	As of September 30,
	2025	2024
Public Warrants	1,164	1,164
PIPE Warrants	-	166
A.G.P. Warrants	4	4
Convertible Promissory Notes Payable	-	6
Stock Options	500	83
A.G.P. Convertible Note	173,977	-
March 2024 Warrants	21	21
April 2024 Warrants	120	120
Restricted stock units	7,830	-
A.G.P. 2024 Warrants	238	-
Antidilutive Securities	183,854	1,564

12. Related Party Transactions

Corvus Capital Limited

Corvus Capital Limited (“Corvus”) is a significant investor in the Company through subscribing to 1,000 common shares prior to the closing of the Merger on September 22, 2023. Shares held by Corvus on the closing date of the Merger were exchanged for shares of the Company’s Common Stock. The Chief Executive Officer and principal owner of Corvus, Dr. Andrew Regan, is a member of the Board and was appointed as the Chief Executive Officer of the Company on April 15, 2025. Dr. Regan has not entered into any compensation plans and will continue to waive all compensation fees in connection with his service as Chief Executive Officer of the Company and is entitled to reimbursement of expenses incurred in connection with his role as Chief Executive Officer.

For the three months ended September 30, 2025 and 2024, the Company incurred director travel expenses payable to Dr. Regan of approximately $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred director travel expenses payable to Dr. Regan of approximately $0.5 million and $0.4 million, respectively. As of September 30, 2025, and December 31, 2024, the Company did not owe Dr. Regan any director’s fees, as Dr. Regan and the Company agreed to cease director’s fees effective at the closing of the Merger.

In September 2023, concurrently with the completion of the Merger, pursuant to the PIPE Subscription Agreement (the “PIPE Subscription Agreement “) for an aggregate purchase price of $20.0 million, the Company issued an aggregate of 166 shares of the Company’s Common Stock and PIPE Warrants (the “PIPE Warrants”) to purchase 166 shares of Company Common Stock. At the time of the execution of the PIPE Subscription Agreement, Corvus and its affiliates entered into a participation and inducement agreement with Nirland whereby Corvus agreed to provide certain payments and economic benefits to Nirland. In certain circumstances, Nirland may have a right to cause Corvus to transfer 2,504 shares held by Corvus to Nirland.

Nirland

On August 6, 2024, the Company entered into the August 2024 Nirland Note with Nirland, a related party of the Company. The Company determined that Nirland was a related party due to Nirland’s ownership interest in the Company concurrently with the execution of the August 2024 Nirland Note. Additionally, on October 28, 2024, the Company issued Nirland the October 2024 Nirland Note; on October 31, 2024, the Company and Nirland amended the August 2024 Nirland Note; and on November 22, 2024, the Company and Nirland amended the August 2024 Nirland Note for a second time. As of September 30, 2025, no obligations remained under the terms of the August 2024 Nirland Note and October 2024 Nirland Note, and Nirland did not own or beneficially own shares of the Company’s Common Stock. Refer to Note 5 and Note 6 for additional information.

SARBORG

On December 12, 2024, March 31, 2025, July 1, 2025 and August 11, 2025, the Company entered into the Sarborg Service Agreement, the Sarborg Additional Agreement, the First Addendum and Second Addendum respectively. Dr. Andrew Regan, Chief Executive Officer and member of the Board, also sits on the board of directors of Sarborg but does not have an equity interest in Sarborg. On January 17, 2025, the Company issued 189 shares of fully vested unregistered Common Stock as an initial fee for the Sarborg Services Agreement. The fair value of the shares issued was $0.2 million and was recorded as prepaid within the condensed consolidated balance sheets. The shares are being amortized over the initial 12-month term of the Sarborg Service Agreement to research and development expenses. On March 31, 2025, the Company issued 15,449 fully vested unregistered shares of Common Stock to prepay the Sarborg Additional Agreement. The fair value of the shares issued was $1.5 million and was recorded as prepaid within the condensed consolidated balance sheets. There were no share issuances for initial fees payable to Sarborg in relation to the First Addendum and Second Addendum.

During the three and nine months ended September 30, 2025, the Company recorded $0.1 million and $1.7 million, respectively, in research and development expense related to the Sarborg Service Agreement. During the three and nine months ended September 30, 2025, the Company recorded $0.4 million and $1.3 million as research and development expense related to the Sarborg Additional Agreement. During the three and nine months ended September 30, 2025, the Company recorded $0.3 million and $0.3 million as research and development expense related to the First Addendum. During the three and nine months ended September 30, 2025, the Company recorded $0.4 million and $0.4 million as research and development expense related to the Second Addendum. Refer to Note 7 above for additional information.

Officers and Directors

On April 22, 2024, the Company issued in a private placement Common Stock purchase warrants (the “April Warrants”) to third parties which also included certain directors, to purchase up to an aggregate of 75 shares of the Company’s Common Stock, in exchange for entering into a lock-up with respect to the shares of Common Stock held by such holder and for such directors, an additional $1,500 per warrant. The April Warrants are not exercisable until one year after their date of issuance. Each April Warrant is exercisable into one share of the Company’s Common Stock at a price per share of $37,440 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability.

Manoira

On June 3, 2025, the Company entered into a joint development agreement (the “Joint Development Agreement”) with Manoira Corporation. Dr. Andrew Regan, Chief Executive Officer and member of the Board, also is a director and controlling member of Manoira. Through the Joint Development Agreement, the Company and Manoira intend to jointly evaluate AZD1656, and any of its derivatives, as well as AZD5658, in animal health indications and produce transitional data to inform the Company’s human clinical programs while exploring veterinary market opportunities. The Company delivered shares of the Company’s Common Stock worth $0.5 million to Manoira as its contribution to the Joint Development Agreement, with Manoira bearing all subsequent costs incurred during the joint development period. During the three and nine months ended September 30, 2025, the Company recorded $0.1 million of research and development expense in the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2025, the Company has a $0.3 million prepaid expense related to the Joint Development Agreement recorded in the condensed consolidated balance sheet. Refer to Note 7 for additional details.

13. Other Expense, net

The following table presents other income (expense), net, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Other income:
Unrealized foreign currency transaction gain	$-	$50	$27	$38
Gain on change in fair value of derivative warrant liability	-	-	137	118
Interest income	7	8	19	11
Gain on debt extinguishment	-	-	278	-
Gain on waiver of accrued interest	-	-	371	-
Research and development tax receivable	97	-	97	-
Gain on the issuance of shares for services	-	-	70	-
Total other income:	104	58	999	167
Other expense:
Loss on the change in fair value of convertible notes payable	126	-	3,001	-
Loss on the change in fair value of digital assets	8	-	8	-
Interest expense	48	39	281	39
Interest expense on deferred commission payable	-	79	-	235
Interest expense on convertible promissory note payable	-	49	-	129
Amortization of debt issuance costs	-	143	-	143
Loss on contingent liability	-	393	-	393
Loss on issuance of warrants for lock-up	-	-	-	2,710
Other	7	5	7	8
Total other expense	189	708	3,297	3,657
Total other expense, net	$(85)	$(650)	$(2,298)	$(3,490)

14. Commitments and Contingencies

Legal Proceedings

The Company is subject to certain claims and contingent liabilities that arise in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, does not become material in the future. As of September 30, 2025, a contingency of $0.4 million is considered probable and reasonably estimable in relation to the Company’s legal proceedings. As such, the Company accrued an estimated liability in the accompanying financial statements.

In August 2023, prior to the Business Combination, Conduit Pharmaceuticals Limited, our now wholly-owned subsidiary, received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. CDT rejected the claim from Strand and disputed the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the completion of the Business Combination, to be issued 4,333 shares of Common Stock. The trial in this matter concluded during October 2025, with a determination not expected until the first quarter of 2026. Regardless of its outcome, the litigation may impact our business due to, among other factors, legal costs and the diversion of management’s attention.

In November and December 2024, the Company received a letter from St George Street Capital and formal complaints filed with the Intellectual Property Office claiming the Company was assigned the US Application, and was not the sole owner, of the AZD 1656 co-crystal patent. In January 2025, CDT issued a counterstatement to the Intellectual Property Office disputing the claim filed by St George Street Capital. As of September 30, 2025, the range of possible loss cannot be estimated and is not considered probable. As such, the Company has not accrued a loss contingency in the accompanying financial statements. The Company intends to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other factors, legal costs and the diversion of management’s attention.

Leases

The Company has a lease agreement for approximately 2,100 square feet of space in Cambridge, England, with a term from March 2024 to January 2027. As of September 30, 2025, the Company has a right-of-use asset of $0.2 million and a corresponding lease liability of $0.2 million recorded on the condensed consolidated balance sheets. Of the $0.2 million in lease liability, $0.1 million is classified as short-term and $8 thousand as long-term. As of September 30, 2025, the Company has $0.2 million in future minimum lease payments remaining.

15. Segments

The Company has one operating segment focused on the research and development of clinical assets. The accounting policies of the single operating segment are identical to those described in Note 1. The Chief Operating Decision Maker (“CODM”), which the Company has identified as Dr. Andrew Regan, Chief Executive Officer, manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated net loss, which is reported on the condensed consolidated statements of operations and comprehensive loss. Depreciation expense, amortization expense, stock-based compensation expense, and non-cash lease expense are significant noncash items included in consolidated net loss reviewed by the CODM and are reported on the consolidated statements of cash flows. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the CODM and are reported on the consolidated statements of cash flows.

The CODM uses consolidated net loss and budget-to-actual variances to assess the operating segment’s performance and determine whether the Company is progressing towards its goals.

The following table presents specific financial data for the Company’s reportable segment (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
(Dollar amounts in thousands)	2025	2024	2025	2024
Operating expenses:
Research & development expenses-clinical asset development	$209	$3,093	$620	$3,246
Research & development expense – related parties	1,023	-	3,388	-
Research & development expense – related parties-digital assets	300	-	300	-
General and administrative expenses – legal & professional fees	1,809	423	3,441	1,379
General and administrative expenses – accounting & audit fees	417	287	1,339	1,190
General and administrative expenses – salaries, payroll and SBC	2,016	1,009	3,460	3,179
General and administrative expenses - other	1,028	999	2,754	2,912
General and administrative expenses - digital asset	231	-	299	-
Total operating costs and expenses	7,033	5,811	15,601	11,906
Operating loss	(7,033)	(5,811)	(15,601)	(11,906)
Other income (expenses):
Other income (expense), net	(44)	(341)	(2,036)	(2,954)
Interest Income	7	-	19	11
Interest expense, net	(48)	(309)	(281)	(547)
Total other (expense) income, net	(85)	(650)	(2,298)	(3,490)
Net loss	$(7,118)	$(6,461)	$(17,899)	(15,396)

Other segment items consist of the items within Note 13 to the condensed consolidated financial statements.

16. Subsequent Events

Sales Agreement with A.G.P.

Through the date of issuance of the financial statements, the Company utilized the remaining $1.8 million, net of fees, through the Sales Agreement with A.G.P. As of the date of this filing, the Company has utilized the full $23.9 million, net of fees, of funding available through the Sales Agreement.

Partial Conversion of A.G.P. Convertible Note

On October 28, 2025, the holder of the A.G.P. convertible note converted $0.2 million of principal and interest into 60,000 shares of the Company’s common stock. The remaining outstanding principal and interest balance post-conversion totals $3.2 million.

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

CDT Equity is a data-driven biotech development and digital asset treasury management company focused on identifying, enhancing, and advancing high-potential therapeutic assets through scientific innovation and strategic partnerships. The Company has evolved into a broader, more agile platform that leverages artificial intelligence, solid-form chemistry, and efficient asset repositioning to accelerate the development of novel therapeutic treatments.

CDT Equity’s strategy is centered on unlocking the untapped value of clinical-stage compounds, particularly those deprioritized by larger pharmaceutical companies with strong, supporting Phase I safety data. Through advanced co-crystallization and solid-form technologies developed at our Cambridge facility, we aim to improve drug properties and have successfully extended the patent life of certain drugs by up to 20 years.

Our current pipeline includes candidates targeting inflammatory and autoimmune disorders, as well as idiopathic male infertility, dermatology, and animal health. The intellectual property portfolio comprises pending patent applications in several international jurisdictions describing a solid-form compound, including the AZD1656 Cocrystal (a HK-4 Glucokinase Activator). Our pipeline research includes a number of compounds that serve as promising alternatives to existing clinical assets currently marketed and sold by large pharmaceutical companies, which we have identified as potential opportunities to develop further intellectual property positions through solid-form technology.

Our collaboration with Sarborg enables us to apply proprietary algorithms utilizing AI-powered disease mapping to identify novel re-purposing opportunities across a database of more than 800 disease signatures. Sarborg’s insights have directly informed two new combination patent filings, strengthening our intellectual property portfolio. In addition, CDT Equity has initiated pre-clinical in-vitro models to explore new indications, guided by AI-insights without human intervention. We will seek an exit through third-party license deals following successful in vitro and in vivo pre-clinical trials, entering into agreements with third parties to pursue further development, FDA approval, commercialization, and marketing of our assets. We continue to evaluate novel artificial intelligence and cybernetics approaches to drug re-purposing, intellectual property, and asset selection to give CDT a competitive advantage.

The Sarborg Agreement entered into between the Company and Sarborg on December 12, 2024 is designed to address longstanding challenges in the pharmaceutical sector, in particular by reducing human error in critical decision-making processes in both clinical development and asset identification. By integrating Sarborg’s algorithmic AI/cybernetics technology, CDT Equity aims to enhance efficiency, lower costs, and accelerate timelines by minimizing human intervention, ultimately optimizing the drug development cycle and giving CDT Equity a competitive advantage in the sector.

Through this relationship, CDT Equity will gain access to cutting-edge predictive models and dashboards, enabling the Company to evaluate drug candidates, streamline clinical trials, and optimize asset management with real-time data. These tools will drive faster, more accurate decisions, improving efficiency and reducing costs. By leveraging these insights, CDT Equity can differentiate itself in a competitive sector and gain unique data-driven insights that position the Company for success across both its current and future asset portfolio.

A further partnership with Manoira enables CDT Equity to expand the scope of its drug portfolio into the animal health market in a cost-efficient manner. This collaboration allows us to accelerate the understanding of the mechanism of action, safety, and potential efficacy of its portfolio across multiple species, while retaining 100% ownership of all data and intellectual property generated relating to human applications. This is expected to enhance the core human therapeutic pipeline but also opens potential new revenue streams in the high-growth veterinary market.

Repositioning CDT Equity enables the Company to explore multiple opportunities in the healthcare, biotech and broader technology innovation. The Board continues to evaluate a cryptocurrency treasury reserve strategy, collaborating with consultants to best advise a novel market which has seen significant recent activity and success for respective stakeholders. Long-term exposure to digital assets can present both strategic and financial benefits as part of a diversified capital management approach.

Operating with a lean disease-agnostic model, CDT Equity prioritizes speed, adaptability, and capital efficiency. We avoid the cost burden of late-stage clinical trials, focusing instead on high-leverage development strategies. Led by highly experienced executives: Dr. Freda Lewis-Hall, former Chief Medical Officer of Pfizer Inc., the Chair of the Company’s Board; Dr. Andrew Regan, CEO and James Bligh, CFO. Our management team includes active senior scientists who have an extensive understanding of the pharmaceuticals market, supporting our strategy of developing clinical assets in a cost-efficient manner focused on therapeutic efficacy.

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

Furthermore, CDT Equity is well positioned to pursue, and intends to pursue, additional relationships and/or partnerships with third parties to license assets which are currently deprioritized. We plan to focus our efforts on developing clinical assets to address disorders that impact large populations where there is no present treatment or the existing treatments carry significant unwanted side effects.

Key Component of Result of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the research and development of our candidates and programs. We expense research and development costs and intangible assets acquired that have no alternative future use as incurred. These expenses include:

●	personnel-related expenses, including salaries, bonuses, benefits, and stock-based compensation for employees engaged in research and development functions;

●	expenses incurred in connection with the clinical development and regulatory approval of our clinical assets, including under agreements with third parties, such as consultants, contractors, and CROs;

●	license fees with no alternative use; and

●	other research and development expenses.

We expense research and development costs with no alternative future use as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the benefits are consumed.

We incurred approximately $1.5 million and $3.1 million on research and development activities during the three months ended September 30, 2025, and September 30, 2024, respectively. We incurred approximately $4.3 million and $3.2 million on research and development activities during the nine months ended September 30, 2025, and September 30, 2024, respectively. Our research and development activities have been focused on developing co-crystals of AZD1656 to increase patent life as well as purchasing technology to help us determine the feasibility that AZD1656, and potentially other de-prioritized assets, reach commercialization. Some of this work was completed by third-party CROs but all intellectual property is retained by us. We currently have one pending international patent application and two pending national patent applications. The successful completion of clinical trials increases the value of clinical assets and may lead to the commercialization and/or licensing of such assets to other pharmaceutical companies. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful.

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

Other Income (Expenses)

Other income (expenses), net

Other income (expenses), net consists of change in the fair value of options, change in fair value of convertible notes, change in fair value of digital assets and expense incurred upon the issuance of warrants during the year.

Interest expense, net

Interest expense, net consists primarily of interest expense on convertible loan notes and promissory notes and interest expense on deferred commissions payable to an advisor for fees related to the merger, as well as a small amount of interest income on cash and cash equivalents held by the Company.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,
(Dollar amounts in thousands)	2025	2024	2025	2024
Operating expenses:
Research and development expenses	$1,532	$3,093	$4,308	$3,246
General and administrative expenses	5,501	2,718	11,293	8,660
Total operating costs and expenses	7,033	5,811	15,601	11,906
Operating loss	(7,033)	(5,811)	(15,601)	(11,906)
Other income (expenses):
Other income (expense), net	(44)	(341)	(2,036)	(2,954)
Interest Income	7	-	19	11
Interest expense, net	(48)	(309)	(281)	(547)
Total other (expense) income, net	(85)	(650)	(2,298)	(3,490)
Net loss	$(7,118)	$(6,461)	$(17,899)	(15,396)

Comparison of the Three Months Ended September 30, 2025 and 2024

Research and Development Expenses

	Three Months ended September 30,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Research and development expenses	$1,532	$3,093	$(1,561)	(50)%

Research and development expenses decreased by $1.6 million, or 50%, to $1.6 million for the three months ended September 30, 2025, as compared to $3.1 million for the three months ended September 30, 2024. The decrease was primarily attributable to a $3.1 million decrease in expense related to the August 2024 License Agreement in 2024 with no comparable activity during the three months ended September 30, 2025. The decrease was partially offset by an increase of $1.2 million, $0.1 million, and $0.1 million related to the Sarborg, Thesprogen, and Manoira agreements activity in 2025, respectively.

General and Administrative Expenses

	Three Months ended September 30,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
General and administrative expenses	$5,501	$2,718	$2,783	102%

General and administrative expenses increased by $2.8 million, or 102%, to $5.7 million for the three months ended September 30, 2025, compared to $2.7 million for the three months ended September 30, 2024. The increase was primarily driven by a $1.0 million increase in payroll and stock-based compensation expense, $1.4 million increase in legal fees and a $0.3 million increase in travel expense.

Other Income (Expense), Net

	Three Months ended September 30,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Other income (expense), net	$(44)	$(341)	$297	(87)%

Other income (expense), net changed by $0.3 million or 87%, to $44 thousand expense for the three months ended September 30, 2025, compared to a net expense of $0.3 million for the three months ended September 30, 2024. The change was primarily driven by a $0.4 million contingent liability incurred in the third quarter of 2024 and a $0.1 million research and development tax receivable recorded during the third quarter of 2025, partially offset by $0.1 million change in fair value of convertible notes payable.

For further details refer to Note 13, “Other income (expense), net,” in the unaudited financial statements as of September 30, 2025 and September 30, 2024 included elsewhere in this document.

Interest Expense, Net

	Three Months ended September 30,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Interest expense, net	$(48)	$(309)	$261	(84)%

Interest expense, net decreased by $261 thousand, or 84%, to $48,000 for the three months ended September 30, 2025, as compared to $309 thousand for the three months ended September 30, 2024. The decrease was driven by a decrease of $0.1 million of interest expense related to the amortization of debt discount, decrease of $0.1 million of interest expense on the deferred commission payable to an advisor for fees related to the Merger and a $0.1 decrease of interest expense on convertible notes and notes payable.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Research and Development Expenses

	Nine Months ended September 30,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Research and development expenses	$4,308	$3,246	$1,062	33%

Research and development expenses increased by $1.1 million, or 33%, for the nine months ended September 30, 2025, as compared to $3.2 million for the nine months ended September 30, 2024. The increase was primarily driven by $3.6 million of expense incurred under the Sarborg agreements, $0.3 million of expense incurred under Thesprogen Consulting Agreement, $0.4 million of expense under the Charles River MSA and $0.1 million incurred under the Joint Development Agreement with Manoira, partially offset by a $3.1 million decrease related to the August 2024 License Agreement.

General and Administrative Expenses

	Nine Months ended September 30,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
General and administrative expenses	$11,293	$8,660	$2,633	30%

General and administrative expenses increased by $2.6 million, or 30%, to $11.3 million for the nine months ended September 30, 2025, as compared to $8.7 million for the nine months ended September 30, 2024. The increase was primarily driven by a $2.1 million increase in legal expenses, a $0.3 million increase in salaries and stock compensation expense, a $ 0.3 million increase in travel expense, and a $0.1 million increase in professional fees, partially offset by a $0.2 million decrease in insurance expense.

Other Income (Expense), Net

	Nine Months ended September 30,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Other income (expense), net	$(2,036)	$(2,954)	$918	(31)%

Other income (expense), net changed by $0.9 million, or 31%, to $2.0 million of expense for the nine months ended September 30, 2025, as compared to $3.0 million of net expense for the nine months ended September 30, 2024. The change was primarily driven by a $2.7 million decrease related to the issuance of warrants in exchange for stockholders’ entering into lock-up agreements during the nine months ended September 30, 2024, a $0.4 million decrease related to a waiver of interest on the A.G.P. Convertible Note, a $0.4 million expense related to a loss contingency recorded during the nine months ended September 30, 2024, a $0.3 million gain on debt extinguishment, a $0.1 million gain on the issuance of shares for services and a $0.1 million research and development tax credit receivable recorded during the nine months ended September 30, 2025, partially offset by a $3.0 million loss on the change in fair value and loss on conversion of convertible notes payable.

For further details refer to Note 13, “Other income (expense), net,” in the unaudited financial statements as of September 30, 2025 and September 30, 2024 included elsewhere in this document.

Interest Expense, Net

	Nine Months ended September 30,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Interest expense, net	$(281)	$(547)	$266	(49)%

Interest expense, net decreased by $0.3 million, or 49%, during the nine months ended September 30, 2025, as compared to $0.6 million for the three months ended September 30, 2024. The change was primarily driven by a decrease of $0.1 million of interest expense related to the amortization of debt issuance costs and a decrease of $0.2 million of interest expense on the deferred commission payable to an advisor for fees related to the Merger, partially offset by a $0.1 million increase of interest expense for interest on convertible notes and notes payable.

Liquidity and Capital Resources

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Since our inception, and in line with our growth strategy, we have prepared our financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations. To date, our primary sources of capital have been through convertible debt, private placements of equity securities and the Sales Agreement with A.G.P. During the nine months ended September 30, 2025 and 2024, we incurred operating losses of $17.9 million and $15.4 million, respectively.

Sources and Uses of Liquidity

Our primary use of cash is to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time we can generate significant revenue from the successful approval and commercialization of a product candidate, we expect to finance our cash needs for ongoing research and development and business operations through public or private equity or debt financings or other capital sources, including strategic partnerships. However, we may be unable to raise additional funds or enter into such other arrangements, when needed, on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants, limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We have also considered exploring strategic alternative paths to fund raising through a shift in our fundamental operations as a pharmaceutical development company to a digital asset treasury management company. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, or substantially reduce research and development efforts all of which could have a material adverse effect on the Company and its financial results.

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

On March 31, April 11, 2025, April 16, 2025, June 2, 2025, June 17, 2025, June 26, 2025 and September 29, 2025, the holder of the A.G.P. Convertible Note converted $0.4 million, $0.5 million, $0.8 million, $0.1 million, $0.2 million, $0.2 million and $0.3 million of principal and interest into 3,583, 3,583, 8,878, 5,000, 11,250, 12,500 and 60,000 shares of the Company’s Common Stock, respectively. As of September 30, 2025, there was approximately $3.4 million in outstanding principal and interest remaining.

Working Capital

We currently anticipate that cash required for working capital for the next 12 months is approximately $11.7 million, which includes forecasted research and development costs of $0.1 million, forecasted general and administrative costs of $5.8 million, current liabilities of $2.4 million and a convertible promissory note payable, if not converted prior to maturity of $3.4 million. We do not anticipate being able to fund required working capital for the next 12 months with cash and cash equivalents on hand and current borrowings. Management believes that we will be able to fund cash required for the next 12 months through borrowings and equity raises. We have historically been able to access funds through the issuance of debt, and more recently our at the market offering program through the Sales Agreement and believe we can continue to obtain funding through such debt financing agreements and Sales agreement as needed to meet cash requirements for the next 12 months.

As of September 30, 2025, we had raised $22.1 million out of the $23.9 million available to us through the Sales Agreement and expect to raise an additional $1.8 million over the next 12 months.

Cash Flows

The following table sets forth our cash flows for the period indicated (in thousands):

	Nine Months ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating Activities	$(10,919)	$(5,869)
Investing Activities	(1,403)	(128)
Financing Activities	15,681	1,857
Effect of exchange rate changes on cash and cash equivalents	(75)	(17)
Net increase (decrease) in cash and cash equivalents	$3,284	$(4,157)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025, was $10.9 million, resulting primarily from a net loss of $17.9 million, adjusted for non-cash items including a $0.4 million gain on waiver of accrued interest, $0.3 million gain on debt extinguishment, $0.1 change in fair value of derivative warrant liability, a $3.0 million change in fair value of convertible notes, $3.0 million of amortization expense, $2.0 million of stock-based compensation, $0.3 million of non-cash interest expense, and a $0.6 million cash outflow from operating assets and liabilities. The $0.6 million cash outflow from operating assets and liabilities is primarily due to a $0.8 million cash outflow from accounts payable, a $0.1 million cash outflow from operating lease liabilities and a $0.2 million cash outflow from prepaid expenses and other current assets, partially offset by a $0.5 million cash inflow from accrued expenses and other current liabilities.

Net cash used in operating activities for the nine months ended September 30, 2024, was $5.9 million, resulting primarily from a net loss of $15.4 million and a change in the fair value of warrants of $0.1 million, adjusted for non-cash items including $1.3 million of stock-based compensation, $1.4 million of amortization expense, $2.7 million expense on the issuance of warrants, $0.2 million interest expense of the deferred commission payable, $1.7 million non-cash share issuance and a $2.3 million cash inflow from operating assets and liabilities. The $2.3 million cash inflow from operating assets and liabilities is primarily due to a $2.5 million cash inflow from accounts payable and accrued expenses and other current liabilities and a $0.2 million cash outflow from prepaid expenses.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025, was $1.4 million, resulting from $0.4 million in diagnostic asset purchases and $1.0 million in digital asset purchase as a part of our digital asset treasury strategy.

Net cash used in investing activities for the nine months ended September 30, 2024, was $0.1 million, resulting from $0.5 million purchases of short-term investments offset by the issuance of a loan to a related party of $0.4 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025, was $15.7 million, resulting from proceeds from the issuance of common shares related to the ATM program of $18.0 million, partially offset by repayments of notes payable of $0.2 million, repayments of notes payable – related parties of $0.4 million, repayment of convertible notes payable – related parties of $0.9 million, repayment of convertible notes payable of $0.7 million, and treasury stock purchases of $0.1 million.

Net cash provided by financing activities for the nine months ended September 30, 2024, was $1.9 million, resulting from $1.6 million of proceeds on the issuance of the promissory note to Nirland, $0.1 million of proceeds from the issuance of the April 2024 Warrants and a $0.1 million bank overdraft.

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

Contingencies

In the ordinary course of business, we are involved in various legal proceedings that are complex in nature and have outcomes that are difficult to predict. We describe our legal proceedings and other matters that are significant or that we believe could become significant in Note 15 to the consolidated financial statements. We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred, and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of liability that has been accrued previously or modifications to contingency disclosures that are considered material.

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

In addition, CDT Equity is a smaller reporting company as defined in the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). The Company may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) CDT Equity’s voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) CDT Equity’s annual revenue is less than $100.0 million during the most recently completed fiscal year and its voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of its second fiscal quarter.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025 and for the comparison fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the periods covered by this Quarterly Report, our disclosure controls and procedures were not effective, due to material weaknesses previously identified and included in the Company’s most recent Form 10-K as not yet remediated as of the end of both such periods.

Changes in Internal Control over Financial Reporting

There have been no changes to in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to certain claims and contingent liabilities that arise in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, does not become material in the future. As of September 30, 2025, a contingency of $0.4 million is considered probable and reasonably estimable in relation to the Company’s legal proceedings. As such, the Company accrued an estimated liability in the accompanying financial statements.

In August 2023, prior to the Business Combination, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited, received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. CDT rejected the claim from Strand and disputed the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the completion of the Business Combination, to be issued 541 shares of Common Stock. The trial in this matter concluded during October 2025, with a determination not expected until the first quarter of 2026. Regardless of its outcome, the litigation may impact our business due to, among other things, legal costs and the diversion of the attention of our management.

In November and December 2024, the Company received a letter from St George Street Capital and formal complaints filed with the Intellectual Property Office claiming the Company was assigned the US Application, and was not the sole owner, of the AZD 1656 co-crystal patent. In January 2025, CDT issued a counter statement to the Intellectual Property Office disputing the claim filed by St George Street Capital. As of September 30, 2025, the range of possible loss cannot be estimated and is not considered probable. As such, the Company has not accrued a loss contingency in the accompanying financial statements. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, legal costs and the diversion of the attention of our management.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure regarding material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of equity securities occurred during the quarter ended September 30, 2025 that were not previously reported.

The Company did not repurchase any of its Common Stock during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three month period ended September 30, 2025, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a “Rule 10-b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Amendment filed with the Delaware Secretary of State on May 15, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 16, 2025).
3.2	Certificate of Amendment filed with the Delaware Secretary of State on August 5, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2025).
3.3	Certificate of Amendment filed with the Delaware Secretary of State on October 8, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 9, 2025).
3.4	Second Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2025).
10.1	CDT Equity Inc. Amended and Restated 2023 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1§	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2§	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
§	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDT EQUITY INC

November 13, 2025	By:	/s/ Dr. Andrew Regan
	Name:	Dr. Andrew Regan
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 13, 2025	By:	/s/ James Bligh
	Name:	James Bligh
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

