Form 10-K
period 2025-12-31
CDT Equity Inc.
filed 2026-04-15
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of April 15, 2026, there were 4,858,417 shares of common stock, $0.0001 par value (the “Common Stock”) of the Registrant issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $552.00 based upon the closing price reported for such date on The Nasdaq Capital Market.

On January 24, 2025, May 19, 2025, October 10, 2025 and March 26, 2026, the Registrant effected 1-for-100, 1-for-15, 1-for-8 and 1-for-25 reverse stock splits of its authorized shares of common stock, respectively. Each reverse stock split was accompanied by a corresponding decrease in its issued and outstanding shares of common stock. All references to numbers of shares of common stock and per-share information in this Annual Report on Form 10-K have been adjusted retroactively, as appropriate, to reflect the reverse stock splits.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and the information incorporated herein by reference contain forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. This includes, without limitation, statements regarding the financial position and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report and in any document incorporated by reference in this Annual Report may include, for example, statements about:

●	the ability to maintain the listing of our securities on The Nasdaq Stock Market LLC (“Nasdaq”), and the potential liquidity and trading of our securities;

●	the risk of disruption to our current plans and operations;

●	the ability to recognize the anticipated benefits of our business and the business combination completed in September 2023 (the “Business Combination”), which may be affected by, among other things, competition and the ability to grow, manage growth profitably, and retain key employees;

●	costs related to our business;

●	changes in applicable laws or regulations;

●	our ability to meet future capital requirements to fund our operations, which may involve debt and/or equity financing, and to obtain such debt and/or equity financing on favorable terms, and our sources and uses of cash;

●	our ability to execute our plans to develop and commercialize our current clinical assets, as well as any future clinical assets that we license, and the timing of any such commercialization;

●	our ability to maintain existing license agreements;

●	our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	our ability to use artificial intelligence and our relationship with Sarborg Limited to enhance our decision-making processes and maximize the value of our pharmaceutical asset portfolio;

●	the occurrence of any event, change or other circumstances, including the outcome of any legal proceedings that may be instituted against us; and

●	other factors disclosed under the section entitled “Risk Factors” in this Annual Report.

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

Risks Related to Our Business and Industry

●	Our business is dependent on the successful development, regulatory approval, and commercialization of our clinical assets, in particular a glucokinase activator which we believe is active in a range of autoimmune disorders, which we refer to as AZD1656, and a potent, irreversible inhibitor of human Myeloperoxidase that has the potential to treat idiopathic male infertility, which we refer to as AZD5904.

●	Preclinical drug development for our clinical assets is expensive, time-consuming, and uncertain. Our preclinical trials may fail to adequately demonstrate pharmacologic activity in therapeutic areas of interest; cause unintended short- or long-term effects in other bodily systems; or produce unexpected toxicity that may alter or risk benefit assessment.

●	We may not be successful in our efforts to use and expand our research and development platform to build a pipeline of clinical assets.

●	Clinical drug development for our clinical assets is very expensive, time-consuming, difficult to design and implement, and uncertain. Our clinical trials may fail to adequately demonstrate the safety and efficacy of our clinical assets, which could prevent or delay regulatory approval and commercialization.

●	We may be unable to obtain regulatory approval for our early-stage clinical assets under applicable regulatory requirements. The U.S. Food and Drug Administration (the “FDA”) and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit, or deny approval of clinical assets. The delay, limitation, or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business, and our operating results.

●	We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

●	We currently rely on, and expect to continue to rely on, third-party contract research organizations (“CROs”) and other third parties to conduct and oversee our clinical trials and other aspects of product development. If these third parties do not meet our requirements or otherwise conduct the trials as required, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our clinical assets when expected or at all.

●	Manufacturing and supply of the active pharmaceutical ingredients (“APIs”) and other substances and materials used in our clinical assets is a complex and technically challenging undertaking, and there is potential for failure at many points in the manufacturing, testing, quality assurance, and distribution supply chain, as well as the potential for latent defects after products have been manufactured and distributed.

Risks Related to Intellectual Property

●	Failure to adequately protect our intellectual property could adversely affect our business, financial condition, and operating results.

●	We may not be able to protect our intellectual property rights throughout the world.

●	Our intellectual property rights throughout the world may be challenged by third parties, on prospectively a correct or incorrect basis

Risks Related to Securities Markets and Investment in Our Stock

●	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Risks Related to Finances and Capital Requirements

●	There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our commercial programs, product development efforts or other operations, all of which could have a material adverse effect on the Company and its financial results.

●	We may issue additional shares of common stock or preferred stock, including issuances upon exercise of outstanding pre-funded warrants, in connection with capital raising transactions and under an employee incentive plan, which issuances would significantly dilute the interest of our stockholders.

iii

PART I

Item 1. Business

Overview

CDT Equity Inc., formerly Conduit Pharmaceuticals Inc., a Delaware corporation (“CDT”, “CDT Equity” or the “Company”), is a data-driven pharmaceutical development, focused on identifying, enhancing, and advancing high-potential therapeutic assets through scientific innovation and strategic partnerships. The Company has evolved into a broader, more agile platform that leverages artificial intelligence, solid-form chemistry, and efficient asset repositioning to accelerate the development of novel treatments.

The Company’s strategy is centered on unlocking the untapped value of clinical-stage compounds, particularly those deprioritized by larger pharmaceutical companies with strong, supporting Phase I safety data. Through advanced co-crystallization and solid-form technologies developed at our Cambridge facilities, the Company improves drug properties and extends patent life by up to 20 years. In partnership with Sarborg Limited (“Sarborg”), the Company also applies AI-powered signature analysis to rapidly identify new therapeutic applications and combinations for existing compounds.

The Company’s pipeline includes candidates that target autoimmune disorders, as well as idiopathic male infertility, oncology, dermatology, rare disease and animal health. Ongoing in vitro and in vivo studies, guided by AI insights, are designed to support licensing and commercialization partnerships. The Company will seek an exit through third-party license deals following successful in vitro and in vivo pre-clinical trials, by entering into agreements with third-parties to pursue further development, FDA approval, commercialization and marketing of the Company’s assets.

Operating with a lean, asset-agnostic model, the Company prioritizes speed, adaptability, and capital efficiency. We avoid the cost burden of early and late-stage clinical trials, focusing instead on high-leverage development strategies.

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

On December 12, 2024, Sarborg and the Company entered into an agreement (the “Sarborg Agreement”) designed to address longstanding challenges in the pharmaceutical sector, in particular by reducing human error in critical decision-making processes in both clinical development and asset identification. By integrating Sarborg’s signature intelligence technology, the Company aims to enhance efficiency, lower costs, and accelerate timelines by minimizing human intervention, ultimately optimizing the drug development cycle and giving the Company a competitive advantage in the sector. Through this relationship, the Company will gain access to cutting-edge predictive models and dashboards, enabling the Company to evaluate drug candidates, streamline clinical trials, and optimize asset management with real-time data. These tools will drive faster, more accurate decisions, improving efficiency and reducing costs. By leveraging these insights, the Company can differentiate itself in a competitive sector and gain unique data-driven insights that position the Company for success across both its current and future asset portfolio. Our collaboration with Sarborg enables us to apply proprietary algorithms utilizing AI-powered disease mapping to identify novel re-purposing opportunities across a database of more than 3,000 disease signatures. Sarborg’s insights have directly informed two new combination patent filings, strengthening our intellectual property portfolio. In addition, the Company has initiated pre-clinical in-vitro models to explore new indications, guided by AI-insights without human intervention. We will seek an exit through third-party license deals following successful in vitro and in vivo pre-clinical trials, entering into agreements with third parties to pursue further development, FDA approval, commercialization, and marketing of our assets. We continue to evaluate novel artificial intelligence and cybernetics approaches to drug re-purposing, intellectual property, and asset selection to give the Company a competitive advantage. Sarborg is considered to be a related party of CDT, as Dr. Andrew Regan, Chief Executive Officer of CDT, also sits on the board of directors of Sarborg, and Chele Chiavacci Farley, a director of CDT is also a shareholder of Sarborg. Refer to Note 16 and Note 20 to our financial statements included elsewhere in this Annual Report for additional details on the relationship between CDT and Sarborg.

A further partnership with Manoira Corporation (“Manoira”) (as described more in this Annual Report) enables the Company to expand the scope of its drug portfolio into the animal health market in a cost-efficient manner. This collaboration allows us to accelerate the understanding of the mechanism of action, safety, and potential efficacy of its portfolio across multiple species, while retaining 100% ownership of all data and intellectual property generated relating to human applications. This is expected to enhance the core human therapeutic pipeline but also opens potential new revenue streams in the high-growth veterinary market.

Repositioning the Company enables us to explore multiple opportunities in the healthcare, biotech and broader technology innovation. Operating with a lean disease-agnostic model, the Company prioritizes speed, adaptability, and capital efficiency. We avoid the cost burden of late-stage clinical trials, focusing instead on high-leverage development strategies. Led by highly experienced executives: Dr. Freda Lewis-Hall, former Chief Medical Officer of Pfizer Inc., the Chair of the Company’s Board; Dr. Andrew Regan, CEO and James Bligh, CFO; our management team includes active senior executives who also have an extensive understanding of the pharmaceutical market, supporting our strategy of developing clinical assets in a cost-efficient manner focused on therapeutic efficacy.

Simultaneously, CDT leverages the capabilities of our Cambridge laboratory facility and highly experienced team of solid-form experts to extend or develop proprietary solid-form intellectual property for our existing and future clinical assets. Our own intellectual property portfolio comprises pending patent applications in several international jurisdictions describing a solid-form compound, including the AZD1656 Cocrystal (a HK-4 Glucokinase Activator), targeting a wide range of autoimmune disorders. Our pipeline research includes a number of compounds that serve as promising alternatives to existing clinical assets currently marketed and sold by large pharmaceutical companies, which we have identified as having an opportunity to develop further intellectual property positions through solid-form technology.

We believe that successful pre-clinical trials of the assets in our pipeline will increase the value of our assets. There is no assurance that any pre-clinical trials on the assets owned or licensed by us will be successful, however, following a successful pre-clinical trial, we would look to licensing opportunities with large biotech or pharmaceutical companies, typically for up-front milestone payments and royalty income streams for the life of the asset patent. We anticipate using any future royalty income stream to develop our asset portfolio in combination with other potential sources of financing, including debt or equity financing.

Our Initial Pipeline: HK-4 Glucokinase Activator Cocrystal, AZD1656, and its metabolite AZD5658 and AZD5904

In August 2024, AstraZeneca granted a license to the Company under certain intellectual property rights controlled by AstraZeneca related to HK-4 Glucokinase activators AZD1656 and AZD5658 in all indications and myeloperoxidase inhibitor AZD5904 for the treatment, prevention, and prophylaxis of idiopathic male infertility. The Company will be responsible for development and commercialization of the Licensed Products under the related License Agreement. The Company is required to use commercially reasonable efforts to develop and commercialize the Licensed Products.

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

On June 3, 2025, the Company entered into a joint development agreement (the “Joint Development Agreement”) with Manoira for a term of one year, which will be automatically renewed for successive one-year terms unless advance termination notice is provided in accordance with the terms of the Joint Development Agreement. Manoira is an entity controlled by Dr. Andrew Regan, of which he is sole director, and is therefore considered a related party of the Company.

Pursuant to the Joint Development Agreement, the Company granted Manoira a non-exclusive, non-transferable, non-sublicensable, fully paid-up, royalty-free license to the intellectual property rights related to the pharmaceutical compounds known individually and together as AZD1656 and AZD5658 (the “CDT Assets”). Manoira will evaluate the CDT Assets’ applicability in animal health, explore veterinary market opportunities, and provide data from the evaluations to inform the Company’s human clinical programs. The license does not grant Manoira the right to distribute, market, promote or sell the products or services that are related to or incorporate the CDT Assets.

In addition, we currently have the exclusive rights to develop clinical assets, AZD1656 and AZD5658 in all human indications and AZD5904 in idiopathic male infertility which are licensed to us by AstraZeneca.

Pursuant to the various programs, AZD1656 underwent Phase I and Phase II clinical trials consisting of 23 studies in 526 subjects, 446 of whom were dosed with AZD1656. Other than for the intended effect of lowering glucose, there were no difference identified between the AZD1656-treated and placebo-treated subjects relating to adverse events. All of the cases where low glucose levels were identified were managed by the patients and resolved. Based on these clinical trials, no safety signals were identified regarding vital signs, safety laboratory values or electrocardiogram data. No deaths occurred in any studies with healthy volunteers or patients. AZD1656 was also subject to Phase II clinical trials consisting of two studies where AZD1656 was given to patients with Type 2 Diabetes Mellitus for four months or longer. In total, there were 754 randomized patients, 516 of whom were exposed to AZD1656 (316 men and 200 women). There were no clinically important differences in the adverse effects profile between the AZD1656 treatment group and the AZD1656 placebo group and there were no deaths in either of the Phase II studies. The efficacy of AZD1656 as a potential treatment for diabetes was also assessed during the Phase II clinical trials, including whether the efficacy was statistically significant. Clinically relevant and statistically significant reductions in HbA1c were seen after four months; however, the initial improvement in glucose control deteriorated over time and the change in HbA1c levels after four months were not statistically different than the placebo. This decreasing efficacy over time was seen in both Phase II studies.

AZD5658 was subject to a randomized, single-blind, placebo-controlled, single-center, Phase I study to assess the safety, tolerability, pharmacokinetics, pharmacodynamics and the effect of fasting after single ascending oral doses of AZD5658 in Type 2 Diabetes Mellitus patients. There were six dose levels with eight patients in each cohort, six receiving AZD5658 and two receiving placebo. The effect of fasting on the pharmacokinetics of AZD5658 was also studied for two dose levels. Each patient treated with metformin received a maximum of two single oral suspension doses (one on a low dose of AZD5658/placebo and one on a high dose of AZD5658/placebo under fed conditions), except for patients participating in the evaluation of the effect of fasting, who received a maximum of three single oral suspension doses. For each patient, the study included a pre-entry visit (Visit 1), two or three clinic-based treatment visits (Visit 2, 3, and 4) and a follow-up visit (Visit 5). Hence, the total duration of the study for each patient was approximately two and one-half months, assuming three weeks between dose levels. There were no deaths, serious adverse events, discontinuations due to adverse events, or adverse events of severe intensity during the study. Overall, there were 13 (61.9%) AZD5658-treated patients with adverse events compared to 2 (28.6%) patients who received placebo. There were no trends noted with increasing dose in the number of adverse events overall or within any preferred term. The most frequently occurring adverse events were hypoglycemia and diarrhea, each occurring in three AZD5658-treated patients. One adverse event of ear pain (30 mg AZD5658 fed) was assessed by the study investigator as moderate in intensity; all other adverse events were of mild intensity. Five adverse events in AZD5658- treated patients were assessed by the investigator as causally related to investigational product, including hypoglycemia in three patients (100 mg, 200 mg fasted, and 400 mg AZD5658), diarrhea in one patient (200 mg AZD5658 fasted), and headache in one patient (30 mg AZD5658). No adverse events in placebo-treated patients were assessed as causally related to investigational product. The three patients who experienced hypoglycemia adverse events were treated with intake of food or orange juice and the episodes resolved in less than one hour.

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

Our Development Strategy

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

To enable us to monetize our clinical assets, we, in partnership with CROs and KOLs, intend to conduct additional pre-clinical trials on our assets in order to generate clinical data to support the further development of our assets beyond the Phase I stage. In the event successful pre-clinical trial data is generated for an asset with a particular indication, at that point, we will seek to enter into a license, royalty, or other transaction with a third party whereby the third party would continue to pursue the development of the clinical asset in clinical trials, including Phase I, where necessary, and beyond. There is no assurance that any pre-clinical trials on the assets owned or licensed by us will be successful. We intend to use the income received from licensing assets in our pipeline to fund the development of additional assets, which will allow us to use the existing income stream from assets that have been licensed to fund our on-going operations, including the development and commercialization of additional assets, without having to rely solely on debt and/or equity financing.

Principal Strategic Partnerships

Services Agreement – CDT Equity and Sarborg Limited

On December 12, 2024, the Company entered into a Services Agreement (the “Sarborg Agreement”) with Sarborg, a Cayman Islands company and related party of the Company. Under the terms of the Sarborg Agreement, Sarborg agreed to provide algorithmic and cybernetic technology services to CDT, including the development of decision-support tools and advanced cybernetic systems tailored to enhance CDT’s decision-making processes and maximize the value of its pharmaceutical asset portfolio.

Sarborg agreed to perform the services to CDT comprised of three phases: the Initial Phase (0-24 weeks) focuses on establishing a foundation for collaboration and aligning Sarborg’s services with CDT’s strategic goals; the Development Phase (24-36 weeks) involves building technological infrastructure, including dashboards and predictive models; and the Ongoing Services Phase (36-52 weeks) ensures the sustained functionality and relevance of Sarborg’s deliverables while supporting CDT’s growth through iterative improvements and updates. Sarborg will create specific deliverables, including reports, computer programs, software applications, APIs, mobile applications, source code, written technical specifications and designs, operating and maintenance manuals, and other recorded data and information arising from or relating to the services. Sarborg will provide all necessary resources to perform the services and deliver the deliverables in accordance with the Sarborg Agreement. To date, Sarborg has successfully completed all phases and has achieved all milestones provided for pursuant to the Sarborg Agreement.

During the year ended December 31, 2025, the Company incurred costs under the Sarborg Service Agreement, including $1.8 million of milestone payments related to the Services Agreement and $0.4 million of expense to be capitalized related to the delivery and ongoing use of a diagnostic dashboard. Of the total costs incurred, $0.4 million was capitalized as a diagnostic asset associated with the dashboard, of which $0.2 million was amortized during the year and recorded within general and administrative expenses in the consolidated statement of operations and comprehensive loss. The remaining $2.2 million, consisting of milestone payments and related services (including signature mapping reports), was expensed as incurred within research and development expenses. As of December 31, 2025, there were no outstanding payables under the Sarborg Service Agreement.

SARBORG Additional Agreement

Effective March 31, 2025, the Company entered into an additional license and use agreement (the “Sarborg Additional Agreement”) with Sarborg, a related party, for analysis of acquired AstraZeneca assets. The agreement provides for $2.0 million in total consideration, payable in cash or stock. On March 31, 2025, the Company prepaid $1.65 million through the issuance of 617 shares of Common Stock, recorded at fair value of $2,670 per share. The term was extended from six to 12 months on May 2, 2025 at no additional cost. Effective October 1, 2025, the term was extended to be 12 months from the previous extension to extend the term of the license to March 31, 2027 at no additional cost to the Company. The Company recorded the fair value of $1.5 million as prepaid within the consolidated balance sheets. During the year ended December 31, 2025, the Company recorded research and development expense of $1.3 million within the consolidated statements of operations and comprehensive loss related to the Sarborg Additional Agreement. As of December 31, 2025, $0.6 million of the prepaid balance remains within the consolidated balance sheet.

First Addendum to the SARBORG Additional Agreement

Effective July 1, 2025 the Company entered into an Addendum (the “First Addendum”) to the Additional Agreement with Sarborg, to expand the scope to include third-party pharma asset analysis for drug re-purposing using Sarborg’s machine learning platform. The scope of work was expected to be completed in four weeks, with options for renewal by mutual agreement. The Company paid $0.3 million during the year ended December 31, 2025 and included the total in the consolidated statement of operations and comprehensive loss.

Second Addendum to the SARBORG Additional Agreement

Effective August 11, 2025 the Company entered into Addendum 2 (the “Second Addendum”) to the Additional Agreement with Sarborg to integrate a Cryptocurrency AI Agent for identifying, forecasting, and recommending digital currencies into CDT Equity’s treasury operations. The term is a minimum of four months, renewable by mutual agreement. The Company paid $0.3 million during the year ended December 31, 2025 and included the total in the consolidated statement of operations and comprehensive loss.

Consulting Agreement with NJS Foresight Bio-Advisory, LLC

On January 2, 2026, the Company entered into a Consulting Agreement, dated December 29, 2025 (the “NJS Agreement”) with NJS Foresight Bio Advisory, LLC (“NJS”) pursuant to which NJS agreed to provide advisory and business development services to the Company focused on identification, introduction and support of potential licensing partners in connection with the out-licensing of the Company’s asset portfolio. Work under the NJS Agreement commenced on December 30, 2025. On February 23, 2026 (the “NJS Effective Date”), the Company and NJS entered into Addendum No. 1 to the NJS Agreement (the “NJS Addendum”) to extend the term of the NJS Agreement an additional twelve months from its initial termination date, December 29, 2026, to December 29, 2027, unless terminated earlier in accordance with its terms. As consideration for entering into the NJS Addendum, on the NJS Effective Date, the Company paid an additional one-time fixed retainer of $150,000 (the “NJS Extension Retainer”) in the form of 7,989 shares of Common Stock (the “NJS Shares”) issued to NJS, valued at $18.77 per share, the closing price of the Common Stock on February 20, 2026, the trading day prior to the NJS Effective Date. All other terms and conditions contained in the NJS Agreement remain the same. The Company recorded the $0.2 million consideration to NJS as a prepaid expense on the Company’s consolidated balance sheet as of December 31, 2025.

Master Service Agreement – CDT and Charles River Laboratories

On February 7, 2025, CDT and Charles River Laboratories (“Charles River”) entered into a Master Services Agreement (the “Charles River MSA”). Under the Charles River MSA, Charles River agreed to provide preclinical testing and research services to CDT, including the evaluation of compounds in animal models and other related services. The services are defined in individual Statements of Work (“SOWs”) or Protocols, which outline the specific scope, design, and timelines for each study. To date, all services provided for pursuant to the Charle s River MSA have been completed. For the year ended December 31, 2025, the Company recognized $0.2 million in research and development expense in the consolidated statement of operations and comprehensive loss related to the Charles River MSA.

Thesprogen Consulting Agreement

Effective March 25, 2025, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Thesprogen PC (“Thesprogen”), an expert in advising clients on strategies for pharmaceutical and biotech development. Consulting fees were settled through the issuance of fully vested unregistered Common Stock shares, valued at the fair value of the shares based on the closing share price of the shares at issuance. The Company recorded the transaction as prepaid and recognized research and development expense through amortization during the periods ended December 31, 2025. On February 24, 2026 (the “Thesprogen Effective Date”), the Company and Thesprogen entered into Addendum No. 1 to the Thesprogen Agreement (the “Thesprogen Addendum”) to extend the term of the Thesprogen Agreement an additional twelve months from its initial termination date, June 28, 2026, to June 28, 2027, unless terminated in accordance with its terms. As consideration for entering into the Thesprogen Addendum, on the Thesprogen Effective Date, the Company paid an additional one-time fixed retainer of $245,000 (the “Thesprogen Extension Retainer”) in the form of 13,668 shares of Common Stock (the “Thesprogen Shares”) issued to Thesprogen, valued at $17.93 per share, the closing price of the Common Stock on February 23, 2026, the trading day prior to the Thesprogen Effective Date. All other terms and conditions contained in the Thesprogen Agreement remain the same. During the year ended December 31, 2025, the Company recorded research and development expense of $0.3 million within the consolidated statements of operations and comprehensive loss related to the amortization of the prepaid expense.

Manoira Joint Development Agreement

On June 3, 2025, the Company entered into the Joint Development Agreement with Manoira for a term of one year, which will be automatically renewed for successive one-year terms unless advance termination notice is provided in accordance with the terms of the Joint Development Agreement. Manoira is an entity controlled by Dr. Andrew Regan, of which he is sole director, and is therefore considered a related party of the Company. See Note 16 for additional details.

Under the agreement, the Company granted Manoira a non-exclusive, non-transferable, royalty-free license to intellectual property rights related to pharmaceutical compounds AZD1656 and AZD5658. Manoira will evaluate the compounds for animal health applications, explore veterinary market opportunities, and provide data to inform the Company’s human clinical programs. The license does not permit distribution, marketing, promotion, or sale of related products.

Consideration was settled through the issuance of Common Stock shares, valued at fair value based on the closing price of the shares. The Company recorded the fair value of $0.4 million as prepaid within the consolidated balance sheets. During the year ended December 31, 2025, the Company recorded $0.1 million amortization expense for research and development activities provided to date.

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

Management believes that the global biotechnology market was valued at $1.77 trillion in 2025 and is projected to grow at a compound annual growth rate (“CAGR”) of 13.9% from 2025 to 2033.1 The market is driven by strong government support through initiatives aimed at the modernization of regulatory framework, improvements in approval processes and reimbursement policies, as well as standardization of clinical studies.

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

Industry revenue has expanded at a compound annual growth rate of approximately 5.4% over the past five years to $857.1 billion, with continued growth of approximately 3.4% expected in 2025, supported by sustained global demand for biotechnology products. However, growth remains dependent on clinical success, regulatory approvals, manufacturing execution and access to capital, as companies increasingly prioritize capital efficiency, differentiated pipelines and strategic partnerships in a more selective funding environment.2

1(2026, January 02). Biotechnology Market Size, Share, and Trends 2026 to 2035. Precedenceresearch.com https://www.precedenceresearch.com/biotechnology-market.

2 IBISWorld Industry Report L6724-GL – Global Biotechnology, January 2026

Manufacturing

The Company has a lease agreement for approximately 2,100 square feet of space in Cambridge, England, with a term from March 2024 to January 2027. At the Cambridge facility aforementioned, we are developing advanced co-crystallization and solid-form technologies.

We otherwise do not currently own or operate any facilities to formulate, manufacture, test, store, package, or distribute any of the clinical assets that we are developing or may seek to develop and do not currently have the capabilities to conduct such activities. We currently rely on third parties to manufacture, store, and test the clinical assets that we seek to develop. We will depend on third-party suppliers and manufacturing organizations for all our required raw materials and drug substance and to formulate, manufacture, test, store, package, and distribute clinical trial quantities of clinical assets that we may seek to develop. We plan to continue to use third-party suppliers and manufacturing organizations and we anticipate expanding our network of third-party suppliers and manufacturing organizations as our operations expand.

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

Research and Development

Our research and development activities have included developing co-crystals of AZD1656, and other products, to increase patent life. Most of this work is conducted in our laboratories based in Cambridge, UK, but parts of this work is completed by third-party CROs but all intellectual property is retained by us. The successful completion of clinical trials increases the value of clinical assets and may lead to the commercialization and/or licensing of such assets to other pharmaceutical companies. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful or any assurance our co-crystal development will be successful.

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

On December 18, 2024, Conduit UK Management Limited (“Conduit UK”) received a notification from the UK Intellectual Property Office (“UK IPO”) notifying the company that St George Street Capital had initiated patent entitlement proceedings with respect to patent application PCT/IB2022/00775 (“Patent Application”). Conduit UK refutes the claims made by St George Street Capital and filed a counterstatement on February 26, 2025 with the UK IPO. In addition, each of the three inventors named in the Patent Application filed simultaneous counterstatements fully supporting Conduit UK’s position, and assertions that the claims are without merit. Further updates will be made following notification by the UK IPO.

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

The following patent applications are relevant to the operation of our business:

Related Clinical Asset	Mechanism of Action	Patent Information and Number	Patent Ownership/Licensing Status; Patent Status	Jurisdictions Protected	Expiration
AZD1656	Glucokinase Activator	Composition of Matter Patent; 101901 (family number)	Licensed to CDT from AstraZeneca for use in all human indications. Granted and in force.	Brazil, Canada, Switzerland, China, Germany, European Procedure, Spain, France, United Kingdom, Hong Kong, India, Japan, South Korea, Mexico, Netherlands, Russian Federation, Sweden, Turkey, United States. Granted in Australia	Expires July 3, 2026.
AZD1656	Glucokinase Activator	Polymorph Patent; 103631 (family number)	Licensed to CDT from AstraZeneca for use in human applications. Granted and in force.	China and United States	Expires February 2030.
AZD1656	Glucokinase Activator	Co-crystal PCT/IB2022/00075	Owned by CDT. Filed September 2, 2022.	Global	Filing date September 2, 2022. If granted, will expire September 2, 2042.
AZD1656	Glucokinase Activator	Co-crystal JP2022-176753	Owned by CDT. Filed November 2, 2022.	Granted: Japan	Expires November 2, 2042.
AZD5904	MPO Inhibitor	Idiopathic Male Infertility; AZD5904 use patent; 200644 (family number) [WO/2019/016074]	Licensed to CDT from AstraZeneca.	International Description	Expires July 12, 2038.
AZD5658	Glucokinase Activator	Composition of Matter Patent; 101901 (family number)	Licensed to CDT from AstraZeneca for use in all human indications. Granted and in force.	Australia, Brazil, Canada, Switzerland, China, Germany, European Procedure, Spain, France, United Kingdom, Hong Kong, India, Japan, South Korea, Mexico, Netherlands, Russian Federation, Sweden, Turkey, United States	Expires July 3, 2026

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

Our development plan for AZD5904 is to conduct clinical trials and if those trials are successful, we will then seek to enter into a transaction with a third party with respect to AZD5904, as applicable, for the particular indication. Pursuant to the Joint Development Agreement, the Company granted Manoira a non-exclusive, non-transferable, royalty-free license to intellectual property rights related to pharmaceutical compounds AZD1656 and AZD5658. Manoira will evaluate the compounds for animal health applications, explore veterinary market opportunities, and provide data to inform the Company’s human clinical programs. The license does not permit distribution, marketing, promotion, or sale of related products.

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

There is no guarantee that a clinical asset will successfully complete any such clinical trials. There is no assurance that any clinical trials on the assets owned or licensed by CDT will be successful.

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

In connection with its review of an application, the FDA will typically submit information requests to the applicant and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with GMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications.

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

To be eligible for a fast-track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides additional opportunities for interaction with the FDA’s review team and may allow for a rolling review of NDA components before the completed application is submitted. If the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. In addition, fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act (the “DSCSA”), was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandated phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors and dispensers by November 2023, but so as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, the FDA released proposed regulations in February 2022 to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a state program, each of which is mandated by the DSCSA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations will be changed or what the impact of such potential changes, if any, may be.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, in the European Union, the sole legal instrument at the European Union level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC (the “Price Transparency Directive”). The aim of the Price Transparency Directive is to ensure that pricing and reimbursement mechanisms established in the European Union Member States are transparent and objective, do not hinder the free movement of and trade in medicinal products in the European Union, and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in the individual European Union Member States, nor does it have any direct consequence for pricing or reimbursement levels in the individual European Union Member States. The European Union Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. A European Union Member State may approve a specific price or level of reimbursement for the medicinal product or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, caps and reference pricing mechanisms.

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

Environmental, Health, and Safety Regulation

We are subject to numerous federal, state, and local environmental, health, and safety (“EHS”) laws and regulations relating to, among other matters, safe working conditions, product stewardship, environmental protection, and handling or disposition of products, including those governing the generation, storage, handling, use, transportation, release, and disposal of hazardous or potentially hazardous materials, medical waste, and infectious materials that may be handled by our partner research laboratories. Some of these laws and regulations also require us to obtain licenses or permits to conduct our operations. If we fail to comply with such laws or obtain and comply with the applicable permits, we could face substantial fines or possible revocation of our permits or limitations on our ability to conduct our operations. Certain of our development and manufacturing activities may involve, from time to time, use of hazardous materials, and we believe we are in compliance with the applicable environmental laws, regulations, permits, and licenses. However, we cannot ensure that EHS liabilities will not develop in the future. EHS laws and regulations are complex, change frequently and have tended to become more stringent over time. Although the costs to comply with applicable laws and regulations have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

Employees

As of December 31, 2025, we had a total of four full-time employees.

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

Our principal executive offices are located at 4581 Tamiami Trail North, Suite 200 Naples, Florida. Our telephone number is +1 (646)-491-9132, and our website can be found at https://www.cdtequity.com.

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

We have incurred net losses since our inception. Our net losses were $39.2 million for the year ended December 31, 2025, and $17.8 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $68.3 million. We do not expect to generate any significant revenues, if any, until we successfully complete adequate development of our first clinical asset. As of December 31, 2025, our clinical assets are still in development and have not been approved by the FDA or any other regulatory body.

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

The success of our business, including our ability to finance our operations and generate any revenue in the future, will primarily depend on the successful development, regulatory approval, and commercialization or partnering of our clinical assets. In the future, we may also become dependent on just one of our clinical assets or any future clinical assets that we may in-license, acquire, or develop. The preclinical, clinical and commercial success of our clinical assets will depend on a number of factors, including the following:

●	the ability to raise additional capital to fund our current pre-clinical and clinical plans on acceptable terms, or at all;

●	the timely completion of our clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

●	the success that Manoira has in evaluating the CDT Assets’ applicability in animal health, explore veterinary market opportunities related to AZD1656;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional preclinical or clinical trials beyond those planned to support the approval and commercialization of our clinical assets or any future clinical assets;

●	the acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our clinical assets by the FDA or similar foreign regulatory authorities;

●	our ability to demonstrate the safety and efficacy of our clinical assets or any future clinical assets to the satisfaction of the FDA and similar foreign regulatory authorities;

●	the prevalence, duration, and severity of potential side effects experienced in connection with our clinical assets or future approved products, if any;

●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with our contractual obligations and with all regulatory requirements applicable to our clinical assets or any future clinical assets or approved products, if any;

●	the ability of third parties with whom we contract to manufacture clinical trial and commercial supplies of our clinical assets or any future clinical assets, remain in good standing with regulatory agencies, and develop, validate, and maintain commercially viable manufacturing processes that are compliant with cGMP;

●	a continued acceptable safety profile during preclinical and clinical development and following approval of our clinical assets or any future clinical assets;

●	our ability to successfully commercialize our clinical assets or any future clinical assets in the U.S. and internationally, if approved for marketing, sale, and distribution in such countries and territories, whether alone or in collaboration with others;

●	the acceptance by physicians, patients, and payors of the benefits, safety, and efficacy of our clinical assets or any future clinical assets, if approved, including relative to alternative and competing treatments;

●	our ability to comply with numerous post-approval regulatory requirements;

●	our and our partners’ ability to establish and enforce intellectual property rights in and to our clinical assets or any future clinical assets;

●	our and our partners’ ability to avoid third-party patent interference or intellectual property infringement claims; and

●	our ability to in-license or acquire additional clinical assets or commercial-stage products that we believe can successfully develop and commercialize.

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

The report of our independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2025, includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of filing. Through the date of the Business Combination, Old Conduit financed its working capital requirements by raising capital through private placements of its ordinary shares and issuing of short-term and convertible notes. The Company has financed its working capital requirements since the Business Combination primarily through the PIPE Financing (the “PIPE Financing”) completed in September 2023, and through issuing of short-term and convertible notes, and via an at the market program with A.G.P./Alliance Global Partners.

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

The scientific discoveries that form the basis for our efforts to generate and develop our clinical assets are relatively recent. AZD1656 is a glucokinase activator that is in a number of Phase II ready autoimmune disorders including uveitis, Hashimoto’s thyroiditis, preterm labor, and renal transplant, and the successful development of AZD1656 may require additional studies and efforts to optimize its therapeutic potential. In addition, our development pipeline includes what we believe to be a potent irreversible inhibitor of human Myeloperoxidase (MPO) that has the potential to treat idiopathic male infertility, which we refer to as AZD5904. AZD5904 may not demonstrate in patients the therapeutic properties ascribed to it in the laboratory or preclinical studies, and may interact with human biological systems in unforeseen, ineffective, or even harmful ways. If we are not able to successfully develop and commercialize our clinical assets, including AZD1656 and AZD5904, we may never become profitable and the value of our capital stock may decline. Additionally, Manoira may not be successful in evaluating the CDT Assets’ applicability in animal health, explore veterinary market opportunities related to AZD1656, and as such we may never develop and commercialize such assets.

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

In connection with the preparation and audit of the financial statements as of and for the fiscal years ended December 31, 2025 and 2024, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses primarily relate to the following matters that are relevant to the preparation of our financial statements:

●	The segregation of duties is limited and heavily reliant on interim personnel and third-party consultants to perform these activities, including the lack of timely review and approval of travel and entertainment expenses.

●	The Company lacks a formal process for review and approval of significant transactions and accounts on a contemporaneous basis and there have been numerous, recurring errors in account balances and disclosures.

●	The Company has not designed adequate and appropriate and internal controls under an appropriate internal control over financial reporting framework.

●	The Company did not appropriately review and evaluate the accounting implications of all material transactions that occurred during the period.

●	The review controls around certain related party transactions did not operate consistently and the review of such transactions was not always contemporaneously documented.

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

With the exception of our work at our Cambridge facilities, we do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, manufacture, or distribute preclinical, clinical, or commercial quantities of drug substances or products. Our ability to develop our clinical assets depends and our ability to commercially supply our products will depend, in part, on our ability to successfully obtain the raw materials and APIs and other substances and materials used in our clinical assets from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our clinical assets.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales, marketing, and other personnel. We are highly dependent on our management, including our Chief Executive Officer, Andrew Regan. The loss of the services of any of these individuals could impede, delay, or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our clinical assets, or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. In order to retain valuable employees, in addition to salary and cash incentives, we provide stock options that vest over time.

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

We have registered the domain name for the website that we use in our business, which is www.cdtequity.com. The inclusion of the website address in this Annual Report does not include or incorporate by reference the information on the Company’s website into this document.

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

In November and December 2024, the Company received a letter from St George Street Capital and formal complaints filed with the Intellectual Property Office claiming the Company was assigned the US Application, and was not the sole owner, of the AZD 1656 co-crystal patent. In January 2025, Conduit issued a counter statement to the Intellectual Property Office disputing the claim filed by St George Street Capital. As of December 31, 2025, the damages sought by St George Street Capital are unknown and the potential contingency is not considered probable. As such, the Company has not accrued a loss contingency in the accompanying financial statements. We intend to vigorously defend against these claims. Regardless of its outcome, the litigation may impact our business due to, among other things, legal costs and the diversion of the attention of our management.

In addition, in August 2023, prior to the Business Combination, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited, received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. Conduit Pharmaceuticals Limited rejected and disputed the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the event the Business Combination is completed, to be issued 21 shares of common stock. On December 16, 2025, the High Court of Justice, Business and Property Courts of England and Wales, ultimately ruled in favor of Strand, with a judgment amount payable from CPL to Strand totaling $9.6 million.

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

On December 12, 2024, we entered into the Sarborg Agreement with Sarborg. Under the terms of the Sarborg Agreement, Sarborg agreed to provide algorithmic and cybernetic technology services to CDT, including the development of decision-support tools and advanced cybernetic systems tailored to enhance CDT’s decision-making processes and maximize the value of its pharmaceutical asset portfolio.

Sarborg agreed to perform the services to CDT comprised of three phases: the Initial Phase (0-24 weeks) focuses on establishing a foundation for collaboration and aligning Sarborg’s services with CDT’s strategic goals; the Development Phase (24-36 weeks) involves building technological infrastructure, including dashboards and predictive models; and the Ongoing Services Phase (36-52 weeks) ensures the sustained functionality and relevance of Sarborg’s deliverables while supporting CDT’s growth through iterative improvements and updates. Sarborg will create specific deliverables, including reports, computer programs, software applications, APIs, mobile applications, source code, written technical specifications and designs, operating and maintenance manuals, and other recorded data and information arising from or relating to the services. Sarborg will provide all necessary resources to perform the services and deliver the deliverables in accordance with the Sarborg Agreement. To date, Sarborg has successfully completed all phases and has achieved all milestones provided for pursuant to the Sarborg Agreement.

As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed or biased. Datasets used to train or develop AI systems may be insufficient, of inferior quality, or contain biased information. Additionally, the laws and regulations concerning the use of AI continue to evolve. If the use or integration of AI systems, or the outputs generated by such systems, were determined to be non-compliant (e.g., in relation to intellectual property or data privacy rights), this may result in liability, including legal liability, or adversely affect our business, reputation, brand, financial condition and results of operations. It is possible that emerging regulations may limit or block the use of AI in our business and solutions or otherwise impose other restrictions that may affect or impair the usability or efficiency of our business or services for an extended period of time or indefinitely. Our competitors or other third parties may incorporate AI into their product development, technology and infrastructure more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations. For more information on our dealings with Sarborg, see “Business- Principal Strategic Partnerships Services Agreement – CDT and Sarborg Limited”.

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

The current expectation is that we will retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of the shares of our common stock will be stockholders’ sole source of gain, if any, for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. As of December 31, 2025, we had an accumulated deficit of $68.3 million and our net loss was $39.2 million for the fiscal year ended December 31, 2025. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our business will require substantial additional capital for implementation of our long-term business plan and development of clinical assets. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. As we require additional funds, we may seek to fund our operations through the sale of additional equity securities, debt financing, and/or strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on favorable terms.

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

On April 15, 2026, the last quoted sale price for our common stock as reported on Nasdaq was $4.88 per share. Currently, the exercise prices of the Company’s Public Warrants are significantly greater than the current market price of our common stock. Accordingly, such Public Warrants are unlikely to be exercised and therefore the Company does not expect to receive any proceeds from such exercise of the warrants in the near term. Whether any holders of Public Warrants determine to exercise such Public Warrants, which would result in cash proceeds to the Company, will likely depend upon the market price of our common stock at the time of any such holder’s determination.

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

We may issue additional shares of common stock or preferred stock, including issuances upon exercise of outstanding pre-funded warrants, in connection with capital raising transactions and under an employee incentive plan or under our existing at the market offering program, which would dilute the interest of our stockholders.

We may issue a substantial number of additional shares of common or preferred stock pursuant to the exercise of previously issued pre-funded warrants, under an employee incentive plan or under our ongoing at the market offering program. The issuance of additional shares of common or preferred stock:

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

Item 3. Legal Proceedings

In August 2023, prior to the Business Combination, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited (“CPL”), received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. CDT rejected and disputes the substance of the letter in full. Following such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the completion of the Business Combination, to be issued 21 shares of common stock. In 2024, the Company offered a $0.4 million settlement to Strand Hanson to avoid expensive litigation, thereby booking an estimated liability of $0.4 million in the accompanying financial statements. On December 8, 2025, the Company and Corvus Capital Limited (“Corvus”) entered into a Sale and Purchase Agreement (the “Agreement”) for the issuance of all of the outstanding shares of CPL held of record by the Company to Corvus. The Company sold CPL, including the potential liability associated with the litigation, to Corvus, a wholly-owned subsidiary of the Company’s Chief Executive Officer for a settlement amount of $7 million that was satisfied through the issuance of shares and pre-funded warrants. On or about January 13, February 20, 2026 and March 4, 2026, CDT received correspondence from Strand, in which, Strand seeks to recover from CDT a judgment it obtained against CPL from the High Court of England and Wales on December 16, 2025 (the “Judgment”), in the amount of approximately $7 million, plus interest and repayment of a fraction of Strand’s costs. CDT denies any and all liability.

On December 18, 2024, Conduit UK Management Limited (“Conduit UK”) received a notification from the UK Intellectual Property Office (“UK IPO”) notifying the company that St George Street Capital had initiated patent entitlement proceedings with respect to patent application PCT/IB2022/00775 (“Patent Application”). Conduit UK refutes the claims made by St George Street Capital and filed a counterstatement on February 26, 2025 with the UK IPO. In addition, each of the three inventors named in the Patent Application filed simultaneous counterstatements fully supporting Conduit UK’s position, and assertions that the claims are without merit. Further updates will be made following notification by the UK IPO.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock and warrants are traded on The Nasdaq Capital Market under the symbols “CDT” and “CDTTW”, respectively. Prior to the completion of the Business Combination, the securities of MURF were listed on The Nasdaq Global Market under the symbols “MURFU,” “MURF,” and “MURFW”, all of which are no longer listed on The Nasdaq Global Market.

On April 14, 2026, the last quoted sale price for our common stock as reported on Nasdaq was $4.77 per share.

(b) Holders

As of April 14, 2026, there were approximately 400 holders of record of our common stock. Such numbers do not include beneficial owners holding our securities through nominee names.

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

(e) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K since January 1, 2025.

(f) Use of Proceeds from Registered Offerings

None.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the other sections of this Annual Report on Form 10-K, including our audited financial statements for the year ended December 31, 2025, together with related notes thereto, included elsewhere in this Annual Report. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Annual Report and our other filings with the SEC. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. CDT Equity Inc. (formerly Conduit Pharmaceuticals Limited) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Murphy Canyon Acquisition Corp. (“MURF”) on November 8, 2022. The transaction contemplated by the terms of the Merger Agreement was completed on September 22, 2023, in conjunction with which MURF changed its name to Conduit Pharmaceuticals Inc. (hereafter referred to, collectively with is subsidiaries as “CDT”, “CDT Equity”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

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

Our current pipeline includes candidates targeting inflammatory and autoimmune disorders, as well as idiopathic male infertility, dermatology, and animal health. The intellectual property portfolio comprises pending patent applications in several international jurisdictions describing a solid-form compound, including the AZD1656 Cocrystal (a HK-4 Glucokinase Activator). Our pipeline research includes a number of additional compounds that serve as promising alternatives to existing clinical assets currently marketed and sold by large pharmaceutical companies, which we have identified as potential opportunities to develop further intellectual property positions through solid-form technology.

Our collaboration with Sarborg enables us to apply proprietary algorithms utilizing AI-powered disease mapping to identify novel re-purposing opportunities across a database of more than 3,000 disease signatures. Sarborg’s insights have directly informed two new combination patent filings, strengthening our intellectual property portfolio. In addition, CDT Equity has initiated pre-clinical in-vitro models to explore new indications, guided by AI-insights without human intervention. We will seek an exit through third-party license deals following successful in vitro and in vivo pre-clinical trials, entering into agreements with third parties to pursue further development, FDA approval, commercialization, and marketing of our assets.

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

Repositioning CDT Equity enables the Company to explore multiple opportunities in the healthcare, biotech, artificial intelligence and broader technology innovation. The Board continues to evaluate an artificial intelligence led strategy, collaborating with consultants to best advise a growing market which has seen significant recent activity and success for respective stakeholders. Long-term exposure to artificial intelligence can present both strategic and financial benefits as part of a diversified capital management approach.

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

Furthermore, CDT Equity is well positioned to pursue, and intends to pursue additional relationships and/or partnerships with third parties to license assets which are currently deprioritized. We plan to focus our efforts on developing clinical assets to address disorders that impact large populations where there is no present treatment or the existing treatments carry significant unwanted side effects.

Reverse Stock Split

During the year ended December 31, 2025, the Company effected three reverse stock splits of its common stock pursuant to amendments to the Company’s Second Amended and Restated Certificate of Incorporation that were previously approved by the Company’s stockholders and authorized by the Board of Directors. The reverse stock splits were implemented as follows: a 1-for-100 reverse stock split effective January 24, 2025, a 1-for-15 reverse stock split effective May 19, 2025, and a 1-for-8 reverse stock split effective October 10, 2025.

On March 26, 2026, the company effected a 1-for-25 reverse stock split. No fractional shares were issued in connection with the reverse stock splits. Stockholders who otherwise would have been entitled to receive fractional shares received cash in lieu of fractional shares based on the applicable post-split trading price of the Company’s common stock. All references to numbers of shares of common stock and per-share information in this Annual Report on Form 10-K have been adjusted retroactively, as appropriate, to reflect the reverse stock split.

Reverse stock splits were applied sequentially at their respective effective dates (resulting in a cumulative effect equivalent to an approximate 1-for-300,000 reverse stock split).

The reverse stock splits automatically combined the Company’s issued and outstanding shares of common stock at the applicable ratios without affecting the number of authorized shares of common stock or the par value of $0.0001 per share. No fractional shares were issued in connection with the reverse stock splits. Stockholders who otherwise would have been entitled to receive fractional shares received cash in lieu of fractional shares based on the applicable post-split trading price of the Company’s common stock.

As a result of the aggregate of the reverse stock splits, every 300,000 shares of our common stock issued or outstanding were automatically reclassified into and became one new share of common stock. The number of our issued and outstanding shares of common stock, when accounting for the reverse stock splits, was 92,140 and 461 shares as of December 31, 2025 and December 31, 2024, respectively.

In accordance with ASC 260, Earnings Per Share, all historical share and per-share amounts presented in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the effect of the reverse stock splits for all periods presented. Accordingly, all references to common stock share amounts and per-share information in this Annual Report on Form 10-K have been retroactively adjusted, as applicable, to reflect the reverse stock splits.

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

Results of Operations

The following table set forth our results of operations for the periods indicated:

	Years ended December 31,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Research and development expenses	$5,054	$3,378	$1,676	50%

Research and development expenses increased by approximately $1.7 million, or 50%, to approximately $5.1 million for the year ended December 31, 2025, as compared to approximately $3.4 million for the year ended December 31, 2024. The increase was primarily driven by an increase of $4.2 million related to work performed under the Sarborg agreements, a $0.3 million increase related to Thesprogen, a $0.2 million increase related to Charles River and a $0.1 million increase related to Manoira, partially offset by a $3.1 million decrease related to an upfront payment to AstraZeneca with no comparable activity in 2025.

General and administrative expenses

	Years ended December 31,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
General and administrative expenses	$31,703	$12,041	$19,662	163%

General and administrative expenses increased by $19.7 million, or 163%, to approximately $31.7 million for the year ended December 31, 2025, as compared to approximately $12.0 million for the year ended December 31, 2024. The $19.7 million increase was primarily driven by a $9.6 million increase in litigation liability expense in relation to the Strand litigation, a $7.0 million increase in compensation expense associated with the issuance of common stock and pre-funded warrants as consideration for the sale of CPL, a $2.4 million increase in legal fees, and a $0.9 million increase in salaries and stock-based compensation, partially offset by a $0.2 million decrease in directors’ and officers’ (D&O) insurance costs.

Other expense, net

	Years ended December 31,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Other expense, net	$(2,176)	$(890)	$(1,286)	144%

Activity for the year ended December 31, 2025 consisted of a loss on the change in fair value of convertible notes of $2.7 million, a loss on the disposition of digital assets of $0.4 million, partially offset by a gain on the waiver of accrued interest of $0.4 million, a gain on debt extinguishment of $0.3 million, and a gain on the change in the fair value of warrant liability of $0.2 million.

Activity for the year ended December 31, 2024 consisted of a loss of debt extinguishment of $3.2 million and a loss on the issuance of warrants for lock-up of $2.7 million, partially offset by a gain on debt extinguishment of $2.5 million, a gain on the change in fair value of convertible notes of $2.0 million, a $0.3 million income tax refund and a gain on the change in the fair value of warrant liability of $0.2 million.

For further details refer to Note 17, “Other income (expense), net,” in the consolidated financial statements as of December 31, 2025 and 2024 included elsewhere in this Annual Report.

Interest expense, net

	Years ended December 31,		Change
(Dollar amounts in thousands)	2025	2024	Amount	%
Interest expense, net	$(319)	$(1,506)	$1,187	(79)%

Interest expense, net changed by $1.2 million or 79%, to $0.3 million for the year ended December 31, 2025, from $1.5 million for the year ended December 31, 2024. The decrease was primarily attributable to a $0.9 million decrease in the amortization of debt issuance costs, debt discounts, and conversion costs, and a $0.4 million decrease in interest expense and conversion costs related to interest-bearing convertible promissory notes, partially offset by a $0.1 million increase in loan settlement fees.

Liquidity and Capital Resources

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Since our inception, and in line with our growth strategy, we have prepared our financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations. To date, our primary sources of capital have been through private placements of equity securities and convertible debt and the Sales Agreement with A.G.P. During the years ended December 31, 2025 and 2024, we incurred operating losses of $36.8 million and $15.4 million, respectively.

Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time we can generate significant revenue from the successful approval and commercialization of a product candidate, we expect to finance our cash needs for ongoing research and development and business operations through public or private equity or debt financings or other capital sources, including strategic partnerships. However, we may be unable to raise additional funds or enter into such other arrangements, when needed, on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce research and development efforts all of which could have a material adverse effect on the Company and its financial results.

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

During the year ended December 31, 2025, the holder of the A.G.P. Convertible Note converted $3.5 million of principal and interest into 18,711 shares of the Company’s Common Stock, respectively. As of December 31, 2025 and the date of filing the consolidated financial statements, approximately $2.5 million and $1.2 million, respectively, of principal and interest remained outstanding under the A.G.P. Convertible Note.

Working Capital

We currently anticipate that cash required for working capital for the next 12 months is approximately $10.0 million, which includes forecasted operating expenses of $6.3 million, accrued expenses and other current liabilities of $2.5 million, the A.G.P. Convertible Promissory Note payable, if not converted prior to maturity of $1.2 million and forecasted research and development costs of $60 thousand. We do anticipate being able to fund required working capital for the next 12 months with cash and cash equivalents on hand and current borrowings. Management believes that we will be able to fund cash required for the next 12 months through borrowings and equity raises. We have historically been able to access funds through the issuance of debt, and more recently the at the market offering program agreement and believe we can continue to obtain funding through such debt financing agreements and Sales agreement as needed to meet cash requirements for the next 12 months.

As of December 31, 2025, we have raised the full $23.9 million (net of fees) out of the $23.9 million available to us through the Sales agreement. We expect to raise additional funds from an updated at the market offering program agreement and ELOC over the next 12 months but can’t guarantee the additional funding from the at the market offering program agreement, ELOC and other potential debt and equity raises will cover the required cash required for working capital for the next 12 months.

Cash Flows

The following table set forth our cash flows for the period indicated (in thousands):

	Years ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating Activities	$(15,555)	$(9,682)
Investing Activities	(808)	(43)
Financing Activities	17,422	6,067
Effect of exchange rate changes on cash and cash equivalents	(104)	(16)
Net increase (decrease) in cash and cash equivalents	$955	$(3,674)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $15.6 million, resulting primarily from a net loss of $39.2 million, a gain on the waiver of accrued interest of $0.4 million, a gain on debt extinguishment of $0.3 million and a gain on the change in fair value of warrant liabilities of $0.1 million. This was partially offset by a $7.0 million compensation expense from the issuance of shares and warrants upon the sale of a previously controlled subsidiary, $4.7 million cash inflow from operating assets and liabilities, a $3.2 million cash inflow from the issuance of common stock for services, a $2.7 million loss on the change in fair value of convertible notes payable, $2.4 million of amortization expense, $2.2 million cash outflow of stock-based compensation, $1.4 million of amortization of directors and officers insurance, a $0.4 million loss on the change in fair value of digital assets, $0.3 million of non-cash interest expense and $0.1 million of non-cash lease expense. The $4.7 million cash inflow from operating assets and liabilities was primarily driven by a $9.6 million increase in accrued litigation liability, a $0.4 million cash inflow from accounts payable, partially offset by a $4.1 million cash outflow from prepaid expenses, $0.9 million cash outflow from accrued expenses and other liabilities, and other current assets and a $0.1 million cash outflow from lease liabilities.

Net cash used in operating activities for the year ended December 31, 2024 was $9.7 million, resulting primarily from a net loss of $17.8 million, a gain on the change in fair value of convertible notes payable of $2.0 million, a gain on change in fair value of warrant liabilities of $0.2 million and a $0.1 million cash outflow from operating assets and liabilities. This was partially offset by a $2.7 million loss on the issuance of warrants, $1.7 million of amortization of directors and officers insurance, a $1.6 million outflow attributable to the issuance of common stock for licensing rights, $1.6 million of stock-based compensation, $0.9 million of debt discount amortization, a $0.7 million loss on debt extinguishment, $0.5 million of non-cash interest expense, $0.4 million of amortization expense, a $0.2 million share issuance for services and a $0.1 million of non-cash lease expense. The $0.1 million cash outflow from operating assets and liabilities is primarily due to a $2.3 million cash outflow from prepaid expenses and other current assets and a $0.1 million cash outflow from lease liabilities, partially offset by a cash inflow of $1.2 million from accounts payable and a cash inflow of $1.0 million from accrued expenses and other current liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $0.8 million, consisting of $2.0 million of digital asset purchases and $0.4 million of equipment and clinical assets, partially offset by proceeds of $1.6 million from digital asset disposals.

Net cash used in investing activities for the year ended December 31, 2024 was $43 thousand, resulting from purchases of short-term investments of $0.5 million and purchases of property, plant and equipment of $0.1 million, partially offset by sales of short-term investments of $0.5 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $17.4 million, resulting from $19.7 million of proceeds from the issuance of common shares under the ATM program, partially offset by $2.2 million of debt repayments and $0.1 million of treasury stock purchases.

Net cash provided by financing activities for the year ended December 31, 2024 was $6.1 million, resulting from proceeds from the issuance of common shares under the ATM program of $3.3 million, proceeds from the issuance of notes payable of $3.2 million, proceeds from the exercise of warrants of $0.2 million and proceeds from the issuance of warrants of $0.1 million, partially offset by repayments of notes payable of $0.8 million.

Contractual Obligations and Other Commitments

Laboratory Lease

As of December 31, 2025, we are the lessee under one laboratory space lease for a term of two years. The annual rent payments are $0.1 million for the years ending December 31, 2025 and December 31, 2026. The laboratory space lease has a remaining lease term of approximately one year.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 3 - Basis of Presentation and Summary of Significant Accounting Policies to our financial statements included elsewhere in this Annual Report.

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

In addition, CDT Equity is a smaller reporting company as defined in the Exchange Act. The Company may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) CDT’s voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) CDT’s annual revenue is less than $100.0 million during the most recently completed fiscal year and its voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of its second fiscal quarter.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In connection with the preparation and audit of the financial statements as of and for the fiscal year ended December 31, 2025, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was not effective as of December 31, 2025 due to the following material weaknesses:

●	The segregation of duties is limited and heavily reliant on interim personnel and third-party consultants to perform these activities, including the lack of timely review and approval of travel and entertainment expenses.

●	The Company lacks a formal process for review and approval of significant transactions and accounts on a contemporaneous basis and there have been numerous, recurring errors in account balances and disclosures.

●	The Company has not designed adequate and appropriate internal controls under an appropriate internal control over financial reporting framework.

●	The Company did not appropriately review and evaluate the accounting implications of all material transactions that occurred in the audit periods.

●	The review controls around certain related party transactions did not operate consistently and the review of such transactions was not always contemporaneously documented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and directors as of April 15, 2026:

Name	Age	Position
Andrew Regan	60	Chief Executive Officer and Director
James Bligh	38	Chief Financial Officer and Director
Freda Lewis-Hall	71	Chairperson of the Board of Directors
Chele Chiavacci Farley	59	Director
Simon Fry	66	Director

Executive Officers

Andrew Regan. Dr. Andrew Regan, the founder and initial financial backer of Conduit Pharmaceuticals (now CDT Equity Inc.), was appointed Chief Executive Officer of the Company on April 15, 2025. Dr. Regan succeeds Dr. David Tapolczay, who stepped down as CEO and as a member of the Board of Directors for personal reasons, but will continue to serve the Company as Head of Strategy & Licensing.

Dr. Regan is a British born polar explorer and entrepreneur. He has served as a member of the Board since September 2023 and is a successful entrepreneur with an extensive background in founding and scaling innovative companies across sectors. Dr. Regan was a co-founder of Conduit Pharmaceuticals Limited (“Old Conduit”) and has served as a board member of Old Conduit since 2019. He also founded Corvus Capital Limited (“Corvus Capital”), an investment vehicle that was listed on the London Stock Exchange prior to being taken private in 2008 and has served as its Chief Executive Officer since then, overseeing its continued investments across several industries. Dr. Regan also has experience as an investor in a number of public and private companies, including ASOS.com Ltd, a global online fashion and beauty retailer, Virtual Internet, an IT services company that specializes in hosting infrastructure such as VMWare cloud hosting and Managed and Dedicated Servers, and Imperial Energy Corporation plc, an upstream oil and gas exploration and production company. Prior to that, Dr. Regan was the Chief Executive Officer of Hobson Plc, which was listed on the London Stock Exchange, until its sale in 1996 through a cash takeover.

Dr. Regan has a strong interest in the use of bio-inspired science to create solutions for present-day problems. In 2014, he was awarded a PhD from Oxford Brookes University for his research in writing and developing a bio-inspired algorithm for forecasting the financial markets. He is passionate about the polar regions and is an accomplished polar explorer having led a number of expeditions to both the Arctic and Antarctica. Dr. Regan was selected to serve on the Board following the business combination based on his knowledge of Old Conduit and his extensive experience in investing, financing, overseeing and developing companies.

Dr. Regan sits on the board of directors of Sarborg Limited (“Sarborg”), a significant stockholder of the Company, with which the Company, as previously disclosed, has entered into a Services Agreement (the “Sarborg Agreement”) with in December 2024. Since the beginning of this fiscal year, as previously disclosed in a Current Report to Form 8-K filed on April 4, 2025, on March 31, 2025, the Company entered into an additional license and use agreement with Sarborg (the “Additional Agreement”) covering certain additional deliverables and incorporating a new scope of work focused on analysis of CDT’s acquired AstraZeneca assets. Dr. Regan does not have an equity or ownership interest in Sarborg. Except for the Sarborg Agreement and the Additional Agreement, Dr. Regan has no direct or indirect material interest in any other transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

James (“Jamie”) Bligh. Mr. Bligh has served as a member of our Board since September 2023. He served as the Company’s Interim CFO from May 2024 until August 4, 2025, when he was appointed permanent Chief Financial Officer. He was a co-founder of Conduit Pharmaceuticals Limited in 2019 and has served as a member of its board of directors since September 2023. From 2008 to 2019, Mr. Bligh worked closely with investment vehicle Corvus Capital Limited, including as a Partner, where he led a number of reverse takeover transactions, stock market listings, initial public offerings, secondary fundraisings, and merger transactions. Mr. Bligh’s prior transaction experience includes advising several special purpose acquisition vehicles in listing on the London Stock Exchange, including the listing of Bermele Plc, a special purpose acquisition vehicle, and the subsequent acquisition of Bermele by East Imperial Pte. Ltd., a global purveyor of ultra-premium beverages, in June 2019; the listing of Leverett Plc, which subsequently acquired Nuformix Plc, a pharmaceutical development company targeting unmet medical needs in fibrosis and oncology via drug repurposing; and Cizzle Biotechnology Holdings PLC, a UK-based diagnostics developer. Jamie previously served as a director of Bermele Plc from June 2021 through February 2022; Mertz Plc from January 2021 through March 2022. Jamie graduated from the University of Bristol with a BSc in Economics & Finance. Mr. Bligh was selected to serve on our board of directors following the Business Combination based on his past experience with business development, capital raising, financings, public offerings and other strategic transactions, including mergers and acquisitions.

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

Chele Chiavacci Farley. Chele Chiavacci Farley. Ms. Chiavacci Farley has served on our board of directors since the closing of our initial public offering. Ms. Farley currently serves as a Partner and Managing Director of Mistral Capital International, a middle-market private equity fund that has invested over $1.6 billion since its inception and that she has been a part of since 1995, where she focuses on private equity investments and strategic advisory across a range of sectors. During her tenure at Mistral Capital International, Ms. Farley has completed transactions with Goldman Sachs, Starwood Capital and Royal Dutch Shell.

Ms. Farley is a Director of a Nasdaq-listed special purpose acquisition company, General Purpose Acquisition Corp, where she is Chair of the Nominating and Corporate Governance Committee. She is also a member of the Board of Directors of the WordPress Foundation, which supports open-source initiatives and digital literacy worldwide, and a member of the Board of Directors of Palmilla San Jose Inmobiliara, a real estate resort development in Cabo San Lucas. Earlier in her career, Ms. Farley held merchant banking and investment banking roles at UBS Capital and Goldman Sachs, where she advised on capital markets transactions and mergers and acquisitions.

Ms. Farley graduated from Stanford University with a B.S. and M.S. in Industrial Engineering. We believe Ms. Farley’s expansive financial background and past experience with business development and capital raising make her well qualified to serve as a member of our board of directors.

Simon Fry. Mr. Fry has served as a member of our board of directors since November 2024. Mr. Fry has over 30 years’ experience in investment banking having held senior executive positions at various top-tier institutions, such as Nomura and Credit Suisse First Boston. In 2003, Mr. Fry was appointed as Chief Executive Officer at Crosby Asset Management. He previously worked at Nomura, where he was Managing Director and European Board member, as well as a member of the risk committee and credit committee. During his time at Nomura, Mr. Fry initiated and built the Company’s Asset Investment Group, whose focus was to create specific product and strategy groups within it to invest in mis-priced and undervalued credit and equity exposures. During this period, Mr. Fry was also responsible for building Nomura’s highly regarded International Markets Division, which was responsible for all the European capital market activity in equity, fixed income and derivatives including primary origination. Prior to this, Mr. Fry spent 14 years at Credit Suisse First Boston (CSFB) trading a variety of securities including both fixed income and equities. From 1990, Mr. Fry developed CSFB’s Asset Trading Group, and as Managing Director built a team that generated significant returns over a number of years for CSFB. Mr. Fry is based in Los Angeles. His expertise in capital markets and strategic asset management is expected to contribute to CDT’s growth goals as the company pursues development-ready assets and aims to enhance shareholder value.

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

Director Independence

Under the Nasdaq listing standards, a majority of the members of our board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Company’s board of directors affirmatively determined that all of the Company’s directors, except for Messrs. Bligh and Regan are independent directors within the meaning of the applicable Nasdaq listing standards. A majority of the members of the board of directors and all members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are independent directors under the applicable Nasdaq listing standards.

Board Leadership Structure

The board of directors is responsible for the control and direction of the Company. We separate the positions of Chairperson of the board of directors and Chief Executive Officer of the Company. Dr. Lewis-Hall serves as the Chairperson of the board of directors and Dr. Regan serves as the Chief Executive Officer of the Company and as a member of the board of directors. The board of directors believe that this structure serves us well by maintaining a link between management, through Dr. Regan’s membership on the board of directors, and the non-executive directors led by Dr. Lewis-Hall in her role as a non-executive Chairperson.

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

Committees of the Board of Directors

The board of directors has formed the committees described below. Each of the committees operates pursuant to a written charter adopted by the committee or our board of directors. Each charter sets forth the committee’s specific functions and responsibilities. The board of directors may from time to time establish other committees.

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

The Compensation Committee is comprised of two members: Dr. Lewis-Hall and Mr. Fry (chairperson). The composition of the Compensation Committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations. Each member of the Compensation Committee is a “non-employee” director within the meaning of Rule 16b-3 promulgated under the Exchange Act.

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

The Nominating and Corporate Governance Committee is comprised of three members: Dr. Lewis-Hall (Chairperson) Ms. Chiavacci Farley, and Mr. Fry. The composition of the Nominating and Corporate Governance Committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during fiscal year 2025, or at any other time, one of our officers or employees. None of our executive officers have served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our board of directors or member of our Compensation Committee.

Family Relationships

There are no family relationships among our directors and executive officers.

Code of Conduct

We adopted a written Code of Conduct applicable to all of our directors, officers, and employees, which is available on the Company’s website at http://www.cdtequity.com. Our Internet website address is provided as an inactive textual reference only. The Code of Conduct covers fundamental ethical and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of property and information, and compliance with legal and regulatory requirements. The Code of Conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Conduct on its corporate website.

Director and Officer Liability and Indemnification

We have purchased directors’ and officers’ liability insurance and have entered into indemnification agreements with each of directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and amended and restated by laws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

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

On or around August 14, 2024, the Company was first made aware that one of its directors, through a wholly owned subsidiary, had previously entered into certain collateral pledge agreements that resulted in the disposition of a substantial amount of shares in the Company pursuant to those agreements without the Company’s knowledge. In addition, the Company also became aware that approximately 100 shares (or 31% of our then outstanding common stock as of August 14, 2024) were subject to a further third-party pledge arrangement with a then significant stockholder of the Company. Upon learning of these transactions, the board of directors has appointed an independent committee of the board of directors (the “Special Committee”) and delegated to the Special Committee the authority to review these matters and determine action(s), if any, to be taken by the Company in response thereto. Additionally, the Company formed another committee of the board of directors (the “Trading Review Committee”) and delegated to the Trading Review Committee the authority to investigate and review the trading patterns of certain of the Company’s stockholders and determine action(s), if any, to be taken by the Company in response thereto. The Company values its stockholders and wants to have all available data at its disposal to act in its fiduciary capacity.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except for one Form 3, reporting one transaction, filed by Sarborg Ltd. on May 7, 2025, two Form 4s filed by Andrew Regan, reporting two transactions as filed on June 13, 2025 and December 22, 2025, one Form 4 filed by Chele Chiavacci Farley, reporting one transaction, on August 26, 2025, one Form 4 filed by Freda C. Lewis-Hall, reporting one transaction, on August 26, 2025, and one Form 4 filed by Simon Fry, reporting one transaction, on August 26, 2025. Late reports amounted to one for Sarborg Ltd, two for Andrew Regan, one for Chele Chiavacci Farley, one for Freda C. Lewis-Hall, and one for Simon Fry.

Item 11. Executive Compensation

Fiscal 2025 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer, our former principal executive officer, and our principal financial officer, who constitute all of our executive officers for fiscal 2025 and fiscal 2024. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY (1) ($)	Bonus (2) ($)	STOCK AWARDS (3) ($)	OPTION AWARDS (4) ($)	NONEQUITY INCENTIVE PLAN COMPENSATIONS ($)	ALL OTHER COMPENSATION (5)	TOTAL ($)
Andrew Regan(6)	2025	$-	$400,110	$768,686	$-	$-	$7,000,000	$8,168,796
David Tapolczay	2025	$391,506	$127,000	$-	$-	$-	$-	$518,506
Former Chief Executive Officer and Director and Current Head of Licensing & Strategy	2024	$558,578		$-	$58,800	$-	$-	$617,378
James Bligh,	2025	$528,000	$345,840	$577,082	$-	$-	$-	$1,450,922
Chief Financial Officer	2024	$438,060	-	$105,852	$-	$132,300	$16,732	$692,944

(1)	Salaries converted from British Pounds to US Dollars based on the following exchange rate in effect as of December 31, 2025: 1.35.

(2)	Reflects a sign-on bonus of £100,000 for Dr. Tapolczay upon his appointment as Head of Licensing & Strategy. Reflects bonuses of £160,000 and £102,000 awarded to James Bligh for the years ended December 31, 2025 and 2024, respectively; the 2025 bonus was accrued and paid within 2025, while the 2024 bonus was accrued in 2024 and paid during 2025. Reflects a one-time bonus of $0.4 million to Andrew Regan in lieu of a salary.

(3)	Reflects the grant date fair value of fully vested stock awards granted to each of Dr. Regan and Mr. Bligh in 2025 computed in accordance with FASB ASC Topic 718. See Note 11 to the consolidated financial statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FASB ASC Topic 718.

(4)	Reflects the grant date fair value of stock option awards for the applicable year computed in accordance with FASB ASC Topic 718. See Note 11 to the consolidated financial statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FASB ASC Topic 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(5)	The amounts shown for 2024 represent 401(k) matching contributions of $16,732 for Mr. Bligh and compensation expense of $7.0 million to Andrew Regan in connection with the transfer of CPL to Corvus.

(6)	Dr. Regan was appointed as the Chief Executive Officer of the Company on April 15, 2025.

Compensation Adjustments for 2025

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

In September 2025, the board of directors, conducted a review of the long-term incentive opportunities for our named executive officers. Based on a review of each executive’s individual performance, having not provided a cash bonus to Mr. Bligh in two years, having not provided a salary or bonus to Dr. Regan for his services, and the applicable market data, the board of directors approved the following stock grants: (i) Dr. Regan received a fully vested stock award of 5,600 shares, and (ii) Mr. Bligh received a fully vested stock award of 2,400 shares. These grant levels have been adjusted to reflect the 1-for-25 reverse stock split on March 26, 2025.

Employment Agreements

Dr. Tapolczay

On September 22, 2023, we entered into an employment agreement (the “Tapolczay Employment Agreement”) with Dr. Tapolczay, pursuant to which he serves as our Chief Executive Officer of and a member of our board of directors.

Under the Tapolczay Employment Agreement, Dr. Tapolczay was entitled to (i) an annual base salary of $550,000 increased to $566,500 effective November 1, 2024, and (ii) a target annual bonus opportunity equal to 50% of his base salary, payable based on the achievement of performance objectives as determined by our board of directors. In addition, the Tapolczay Employment Agreement provides that Dr. Tapolczay was entitled to receive a sign-on stock option award to purchase 0.40% of the shares of our Common Stock pursuant to the terms of the 2023 Stock Incentive Plan, which shall vest in equal annual installments over four years. The Tapolczay Employment Agreement provided for severance benefits if he incurred certain terminations of employment.

On April 12, 2025, Dr. Tapolczay notified the Board of the Company of his resignation from both the Board and his position as Chief Executive Officer effective immediately. The Tapolczay Employment Agreement was terminated and he was not entitled to receive any severance benefits under that agreement. However, Conduit UK Management LTD, a wholly owned subsidiary of the Company, entered into an Employment Agreement (the “Conduit UK Tapolczay Employment Agreement”) with Dr. Tapolczay pursuant to which Dr. Tapolczay provides strategic advisory services as Head of Licensing & Strategy, reporting to the Chief Executive Officer. In exchange for Dr. Tapolczay’s services, he received a sign-on bonus of £100,000 and an annual base salary of £240,000. Consistent with the terms of the Company’s 2023 Stock Incentive Plan, as amended, and subject to Dr. Tapolczay’s continued service pursuant to his Conduit UK Tapolczay Employment Agreement, his outstanding equity awards he has previously received will remain outstanding and continue to vest based on the vesting dates thereof. Dr. Tapolczay will provide the Company with a release of claims and will be subject to certain non-competition, non-solicitation, non-disparagement, and confidentiality covenants.

James Bligh

On November 15, 2024, Conduit Pharmaceuticals Limited and Conduit UK Management LTD., wholly-owned subsidiaries of the Company, entered into an amended and restated employment agreement (the “Bligh Employment Agreement”) with James Bligh, pursuant to which Mr. Bligh will continue to be employed by Conduit UK Management LTD. and continue to serve as the Interim Chief Financial Officer and Senior Vice President - Strategy of the Company. Under the Bligh Employment Agreement, Mr. Bligh will receive an annual base salary of £400,000 (approximately $500k), and will be entitled to a discretionary cash bonus of up to 40% of his base salary, subject to the achievement of certain milestones that may be established by the Board of Directors or a committee thereof, from time to time. Mr. Bligh is also entitled to reimbursement for reasonable out-of-pocket expenses incurred by him in the performance of his duties, subject to the terms of any expenses policy the Company may have.

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

Effective August 4, 2025, James Bligh, co-founder, director and Interim Chief Financial Officer had been appointed as the permanent Chief Financial Officer of the Company. Mr. Bligh will remain a member of the Company’s board of directors.

Andrew Regan

On April 15, 2025, the Company appointed Andrew Regan as Chief Executive Officer, effective immediately (the “Appointment”). As a result of the Appointment, Dr. Regan will serve as Chief Executive Officer of the Company and will continue to serve as a director on the Board. Dr. Regan has not entered into any compensation plans and will continue to waive all salary in connection with his service as Chief Executive Officer, and will be entitled to reimbursement of expenses incurred in connection with his role as Chief Executive Officer, although the Board may assess this determination from time to time, resulting in the grant of one-time bonuses to Dr. Regan.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards held by our named executive officers as of December 31, 2025, the end of our fiscal year. The option shares reported below have been adjusted to reflect the 1-for-25 reverse stock split on March 26, 2026.

	OPTION AWARDS
NAME	OPTION OR STOCK AWARD GRANT DATE		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
David Tapolczay	11/18/2024	(2)	2	1	$27,600	11/17/2034
	12/1/2023	(1)	1	1	$1,653,000	11/30/2033
James Bligh	11/18/2024	(2)	4	2	$27,600	11/17/2034
	12/01/2023	(1)	1	1	$1,653,000	11/30/2033
Jo Holland	11/18/2024	(2)	1	1	$27,600	11/17/2034
	12/01/2023	(1)	1	1	$1,653,000	11/30/2033

(1)	The stock option vests as to 1/4 of the underlying shares on each of the first four anniversaries of the vesting commencement date
(2)	The stock options vests 50% of the grant date and 50% in three equal annual installments thereafter

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides a summary of the securities authorized for issuance under our equity compensation plans as of December 31, 2025. The table reported below have been adjusted to reflect the 1-for-25 reverse stock split on March 26, 2026.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders
2023 Plan	242	$42,480	1,212

Equity compensation plans not approved by security holders	-	-	-
Total	242	$42,480	1,212

Director Compensation

The following table sets forth the compensation we paid to our non-employee directors during fiscal 2025 (The shares reported below have been adjusted to reflect the 1-for-25 reverse stock split on March 26, 2026):

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($) (2)	All Other Compensation	TOTAL ($)

James Bligh	$-	$-	$-	$-	$-
Faith L. Charles(3)	$30,000	$136,738	$-	$-	$166,738
Chele Chiavacci Farley	$55,375	$88,121	$28,350	$-	$171,846
Freda Lewis-Hall	$61,750	$100,871	$28,350	$-	$190,971
Simon Fry	$54,500	$84,371	$28,350	$-	$167,221
Andrew Regan	$-	$-	$-	$-	$-

(1)	Dr. Lewis-Hall elected to receive $40,250 of her cash fees in the form of fully vested shares, Ms. Chiavacci Farley elected to receive $27,500 of her cash fees in the form of fully vested shares, Mr. Fry elected to receive $23,750 of his cash fees in the form of fully vested shares, and Ms. Charles elected to receive $36,750 of her cash fees in the form of fully vested shares.
(2)	Reflects the grant date fair value of fully vested stock awards granted to each of Mr. Fry, Ms. Farley and Ms. Lewis-Hall in 2025 computed in accordance with FASB ASC Topic 718. See Note 11 to the consolidated financial statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FASB ASC Topic 718.
(3)	On April 16, 2025, Ms. Charles announced her resignation, due to personal reasons, as a member of the Board of Directors of the Company and from all committees on which she served, effective as of April 16, 2025. Ms. Charles’s resignation was not due to any disagreement with management or the Company’s operations, policies or practices.

As of December 31, 2025, our non-employee directors held the following stock options (the option shares reported below have been adjusted to reflect the 1-for-25 reverse stock split on March 26, 2026):

	OPTION AWARDS
NAME	OPTION OR STOCK AWARD GRANT DATE		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Faith L. Charles	12/18/2024	(1)	1	1	$21,000	12/18/2034
	12/1/2023	(1)	1	1	$1,653,000	11/30/2033
Chele Chiavacci Farley	08/05/2025	(2)	75	1	$378	08/05/2035
	12/18/2024	(1)	1	1	$21,000	12/18/2034
	12/1/2023	(1)	1	1	$1,653,000	11/30/2033
Freda Lewis-Hall	08/05/2025	(2)	75	1	$378	08/05/2035
	12/18/2024	(1)	1	1	$21,000	12/18/2034
	12/1/2023	(1)	1	1	$1,653,000	11/30/2033
Simon Fry	08/05/2025	(2)	75	1	$378	08/05/2035
	12/18/2024	(1)	1	1	$21,000	12/18/2034

(1)	The stock option vests as to 1/3 of the underlying shares on each of the first three anniversaries of the vesting commencement date.
(2)	The stock options vests 100% of the underlying shares on the vesting commencement date.

Compensation Program for the Board of Directors

We adopted a compensation program for our board of directors, which became effective upon completion of the Business Combination, and was amended on September 15, 2025. Under the compensation program, the non-employee directors will receive the following annual cash retainers for their service on the board of directors and its committees:

●	$100,000 for each non-employee director;

●	$25,000 for the chair of the Audit Committee and $12,500 for each of the other members of that committee;

●	$25,000 for the chair of the Compensation Committee and $12,500 for each of the other members of that committee; and

●	$25,000 for the chair of the Nominating and Corporate Governance Committee and $12,500 for each of the other members of that committee.

A non-employee director who is serving on the Board as of the date of any annual meeting after the effective date of the program, and who will continue to serve as a non-employee director immediately following such meeting, will automatically be granted on the date of such annual meeting a stock option to purchase 15,000 shares of our Common Stock, which amount is pro-rated for new directors to reflect their service since the last annual meeting (the “Annual Award”). Each Annual Award will vest and become exercisable on the earlier of (i) the first anniversary of the date of grant, or (ii) the date immediately prior to the next annual meeting of the Company’s stockholders following the date of grant, subject to the non-employee director continuing in service on the Board through such vesting date.

Board members who are also employees of the Company, such as Dr. Regan and Mr. Bligh, are not eligible to participate in the non-employee director compensation program described above and did not receive any compensation for service on the board of directors.

Our 2023 Stock Incentive Plan, as amended, provides that the sum of the grant date fair value of all equity-based awards and the maximum amount of cash that may become payable to any individual for services as a non-employee director during any calendar year may not exceed $750,000, increased to $1,000,000 in the calendar year of a non-employee director’s initial service as a non-employee director. The plan administrator may make exceptions to this limit for individual non-employee directors in extraordinary circumstances, as the plan administrator may determine in its discretion, provided that the non-employee director receiving such additional compensation may not participate in the decision to award such compensation or in other contemporaneous compensation decisions involving non-employee directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth beneficial ownership of the Company’s Common Stock as of April 15, 2026 by:

●	each person known to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company;

●	each of the Company’s executive officers and directors; and

●	all of the Company’s current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of April 15, 2026. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of April 15, 2026 or subject to restricted stock units that vest within 60 days of April 15, 2026 are considered outstanding and beneficially owned by the person holding such warrants, options, or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to the Company, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed in the table below is c/o CDT Equity Inc., 4581 Tamiami Trail North, Suite 200 Naples, Florida 34103.

The beneficial ownership of our Common Stock is based on 4,858,417 shares of Common Stock issued and outstanding as of April 15, 2026, which number excludes the shares of Common Stock issuable upon exercise of the warrants. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of the shares shown to be beneficially owned by them. The table reported below have been adjusted to reflect the 1-for-25 reverse stock split effected on March 26, 2026.

Name and Address of Beneficial Owner(1)	Number of shares of Common Stock		% of Common Stock*
Directors and executive officers
James Bligh	2,405	(1)	*
Chele Chiavacci Farley	78,302	(2)	1.61%
Freda Lewis-Hall	278	(3)	*
Andrew Regan	162,866	(4)	3.35%
Simon Fry	260	(5)	*
All directors and executive officers as a group (5 individuals)	244,111		5.02%
Mark Taylor	2,068,000	(6)	42.57%
Craig Wigglesworth	433,543	(7)	8.92%
Primary Development Fund (Cayman) SPC	416,728	(8)	8.58%
Nirland Limited	346,834	(9)	7.14%

*	Indicates beneficial ownership of less than 1%.

(1)	Consists of (i) 2,400 shares of Common Stock, and (ii) options to purchase 5 shares of Common Stock that are currently exercisable. Excludes 3 unvested options to purchase shares of Common Stock that are not exercisable within 60 days.

(2)	Consists of (i) 78,224 shares of Common Stock, (ii) warrants to purchase 1 shares of Common Stock and (iii) options to purchase 77 shares of Common Stock that are currently exercisable. Excludes 2 unvested options to purchase shares of Common Stock that are not exercisable within 60 days.

(3)	Consists of shares of Common Stock, of which (i) 192 are held directly by Dr. Lewis-Hall, (ii) 6 were issued to Intelmed LLC, of which Dr. Lewis-Hall is the Managing Director, (iii) 1 share of Common Stock was received by Mr. Emerson Hall, Jr., Dr. Lewis-Hall’s spouse, (iv) 77 are underlying options that are currently exercisable and are held directly by Dr. Lewis-Hall, (v) warrants to purchase 1 share of Common Stock held directly by Dr. Lewis-Hall, and (vi) warrants to purchase 1 share of Common Stock held by Intelmed LLC. By virtue of this relationship with both Intelmed LLC and her spouse, Dr. Lewis-Hall may be deemed to share beneficial ownership of the securities held of record by Intelmed LLC and Mr. Emerson Hall, Jr. Dr. Lewis-Hall disclaims any such beneficial ownership except to the extent of her pecuniary interest therein. Excludes 2 unvested option to purchase shares of Common Stock that are not exercisable within 60 days. The business address of Intelmed LLC is 11421 Golden Eagle Court Naples, Florida 34120.

(4)	Consists of (i) 5,600 shares of Common Stock held directly by Dr. Regan, (ii) 156,393 shares of Common Stock held by Corvus Capital Limited (“Corvus”), and (iii) 773 shares of Common Stock held by Manoira Corporation (“Manoira”). Corvus is the owner of 99.0% of the equity interests of Manoira and Algo is a wholly owned subsidiary of Corvus, and, therefore, may also be deemed to beneficially own the shares of Common Stock held of record by Manoira and Algo. Dr. Regan is the sole director of Manoira and the Chief Executive Officer and sole shareholder of Corvus. By virtue of these relationships, Dr. Regan may be deemed to beneficially own the shares of Common Stock held by Manoira, Algo and Corvus. Each of Corvus and Dr. Regan disclaims any such beneficial ownership except to the extent of its or his pecuniary interest therein. Pursuant to a participation and inducement agreement with Nirland Limited, 100 shares of Common Stock held by Corvus may, in certain circumstances, be subject to transfer to Nirland Limited and all such shares of Common Stock are subject to a pledge agreement with respect to such arrangement. The business address of Corvus is Floor 2, Willow House, Cricket Square PO Box 709 Grand Cayman KY1-1107, Cayman Islands.

(5)	Consists of 184 shares of Common Stock and options to purchase 76 shares of Common Stock that are currently exercisable. Excludes 2 options to purchase shares of Common Stock that are not exercisable within 60 days.

(6)	Consists of shares issued pursuant to the February 2026 Sarborg Transaction (defined below) comprising of (i) 1,469,711 shares of Common Stock held directly by Prospect Capital Securities Limited (“PCSL”); and (ii) 598,289 shares of Common Stock held directly by Prospect Finance Limited (“PFL”). Mr. Taylor disclaims beneficial ownership of such shares of Common Stock held by PCSL and PFL except to the extent of his pecuniary interest. The business address of each of Mark Taylor, PCSL, and PFL is Level 4, 16 Viaduct Harbour Avenue, Auckland, New Zealand.

(7)	Consists of shares issued pursuant to the February 2026 Sarborg Transaction (defined below). The address of Craig Wigglesworth is 264 Riddell Road, Glendowie, Auckland 1071, New Zealand.

(8)	Consists of shares issued pursuant to the February 2026 Sarborg Transaction (defined below). The address of Primary Development Fund (Cayman) SPC is FOR SUB A/C OF E3 FUND SP, IFINA UK Ltd., Ifina House, 6 the Court, Holywell Business Park, Northfield Road, Southam, Warwickshire, CV47 OFS United Kingdom.

(9)	Consists of shares issued pursuant to the February 2026 Sarborg Transaction (defined below). The business address of Nirland Limited is The Old Stables Rue a L’Or, St Peter Port, Guernsey GY1 1QG.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements with directors and executive officers described under the sections titled “Executive Compensation” and “Management,” the following is a description of each transaction since January 1, 2024 and each currently proposed transaction, in which:

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

Private Units

Contemporaneously with the closing of the IPO and the exercise of the overallotment option, the Sponsor purchased an aggregate of 2 private units of MURF in a private placement at a price of $3,000,000 per private unit. Each private unit consists of one Private Share and one Private Warrant (the “Private Warrant”). The private units are identical to the units sold in the IPO except that the (a) the placement units and their component securities will not be transferable, assignable or saleable until October 22, 2023 except to permitted transferees and (b) the warrants and rights included as a component of the placement units, so long as they are held by the Sponsor or its permitted transferees, will be entitled to registration rights, respectively. Additionally, the warrants underlying the placement units contain a cashless exercise provision and shall be non-redeemable while held by the initial purchasers thereof or their permitted assignees. The Sponsor had agreed not to transfer, assign or sell any of the private units and underlying securities (except in connection with the same limited exceptions that the Private Shares may be transferred as described above) until after the Business Combination. In connection with completion of the Business Combination, the Sponsor transferred placement units to each of Mrs. Knuettell and Feinberg, former Directors of MURF, and Ms. Chiavacci Farley, former Director of MURF and current Director of CDT.

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

PIPE Subscription Agreement

In September 2023, concurrently with the completion of the Business Combination, pursuant to the PIPE Subscription Agreement (the “PIPE Subscription Agreement “) for an aggregate purchase price of $20.0 million, the Company issued an aggregate of 6 shares of the Company’s Common Stock and PIPE Warrants (the “PIPE Warrants”) to purchase 6 shares of Company Common Stock. In conjunction with the execution of the PIPE Subscription Agreement, Corvus Capital and its affiliates entered into a participation and inducement agreement with the Private Placement Investor whereby Corvus agreed to provide certain payments and economic benefits to such investor in the event Corvus Capital sold or pledged in a debt transaction any of the shares it was receiving in the Business Combination. In certain circumstances, such investor may have a right to cause Corvus Capital to transfer certain of its shares to such investor.

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

The PIPE Warrants are exercisable until September 22, 2028 (five years after the completion of the Business Combination) and have an exercise price of $3,450,000 per share, subject to adjustment as set forth in the PIPE Warrants for stock splits, stock dividends, recapitalizations and similar customary adjustments. The Private Placement Investor may exercise each PIPE Warrant on a cashless basis if the shares underlying the PIPE Warrants are not then registered for resale pursuant to an effective registration statement.

The Company common stock and PIPE Warrants to purchase Company common stock issued pursuant to the PIPE Subscription Agreement were not registered under the Securities Act and were issued in reliance upon the exemption provided under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

On December 11, 2024, the warrants were modified to reduce the exercise price to $2,694,000 and the warrants were exercised on December 31, 2024.

Consulting Agreement with Jack K. Heilbron

Jack K. Heilbron, who served as the MURF’s Chief Executive Officer, President, and Chairman of the board of directors until September 22, 2023, has entered into a Consulting Agreement (the “Consulting Agreement”) with the Company, which became effective upon the closing of the Business Combination. The Consulting Agreement provides that Mr. Heilbron will provide advisory and consulting services from time to time to the Company until September 22, 2024. Pursuant to the terms of the Consulting Agreement, Mr. Heilbron is entitled to rights as an observer to the Company’s board of directors. Mr. Heilbron is entitled to be paid $25,000 per calendar quarter for his consulting services and is also entitled to a stock option to purchase the number of shares of Common Stock determined by dividing (i) $300,000 by (ii) the per share Black-Scholes valuation as of the grant date, utilizing the same assumptions used in preparation of the financial statements, with the resulting quotient rounded down to the nearest whole share. Mr. Heilbron was awarded stock options to purchase 10 shares of Common Stock on December 1, 2023. As of December 31, 2024, and subsequent agreement between the parties, the Company has paid Mr. Heilbron approximately $25,000 and granted Mr. Heilbron 2 shares of the Company’s common stock

Transactions with Corvus Capital Limited

Corvus Capital Limited (“Corvus”) is a significant investor in the Company through subscribing to 1 common shares prior to the closing of the Merger on September 22, 2023. Shares held by Corvus on the closing date of the Merger were exchanged for shares of the Company’s Common Stock. The Chief Executive Officer and principal owner of Corvus, Dr. Andrew Regan, is a member of the Board and was appointed as the Chief Executive Officer of the Company on April 15, 2025. Dr. Regan has not entered into any compensation plans and will continue to waive all compensation fees in connection with his service as Chief Executive Officer of the Company and is entitled to reimbursement of expenses incurred in connection with his role as Chief Executive Officer.

For the years ended December 31, 2025 and 2024, the Company incurred director travel expenses payable to Dr. Regan of approximately $0.4 million and $0.4 million, respectively. Director fees were discontinued effective upon the closing of the Merger, and no director’s fees were payable as of December 31, 2025 or 2024.

In September 2023, concurrently with the completion of the Merger, pursuant to the PIPE Subscription Agreement (the “PIPE Subscription Agreement “) for an aggregate purchase price of $20.0 million, the Company issued an aggregate of 6 shares of the Company’s Common Stock and PIPE Warrants (the “PIPE Warrants”) to purchase 6 shares of Company Common Stock. At the time of the execution of the PIPE Subscription Agreement, Corvus and its affiliates entered into a participation and inducement agreement with Nirland whereby Corvus agreed to provide certain payments and economic benefits to Nirland. In certain circumstances, Nirland may have a right to cause Corvus to transfer 100 shares held by Corvus to Nirland.

On December 8, 2025, the Company and Corvus entered into a Sale and Purchase Agreement (the “Agreement”) for the issuance of all of the outstanding shares of Conduit Pharmaceuticals Limited (“CPL”) held of record by the Company (the “CPL Share”), 8,992 shares of Common Stock and 147,432 pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of Common Stock (the “Pre-Funded Warrant Shares”) collectively to Corvus. The issuance to Corvus was in connection with the sale of CPL, a current subsidiary of the Company, that has been the subject of an ongoing litigation as previously disclosed. The Company sold CPL, including the potential liability associated with the litigation, to Corvus, a wholly-owned subsidiary of the Company’s Chief Executive Officer for a settlement amount of $7,000,000 that was satisfied through the issuance of the Common Stock and Pre-Funded Warrants.

August 2024 Nirland Note

On August 6, 2024, the Company entered into a Senior Secured Promissory Note (the “August 2024 Nirland Note”) with Nirland, a related party of the Company, pursuant to which the Company issued and sold to Nirland the August 2024 Note in the original principal amount of $2,650,000, inclusive of a $500,000 original issuance discount. Refer to Note 9 for additional details.

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

In December 2024, the Company reduced the exercise price of the PIPE Warrants held by Nirland to $8.83, after which all such warrants were exercised, resulting in proceeds of approximately $0.2 million. These proceeds were applied to reduce the outstanding balance of the October 2024 Nirland Note.

The Company made additional repayments of $0.1 million, $0.2 million, and $0.1 million on January 14, 2025, January 31, 2025, and February 7, 2025, respectively. As of December 31, 2025, the October 2024 Nirland Note had been fully repaid and no obligations remained outstanding.

For the year ended December 31, 2025, the Company recorded approximately $9,000 of interest expense.

Sarborg Service Agreement

On December 12, 2024, the Company entered into a Services Agreement (the “Sarborg Service Agreement”) with Sarborg Limited (“Sarborg”), a Cayman Islands company and related party of the Company. See Note 16 for further reference to the relationship between the Company and Sarborg. Under the terms of the Sarborg Service Agreement, Sarborg agreed to provide algorithmic and cybernetic technology services to CDT, including the development of decision-support tools and advanced cybernetic systems tailored to enhance CDT’s decision-making processes and maximize the value of its pharmaceutical asset portfolio.

Sarborg agreed to perform the services to CDT comprised of three phases: the Initial Phase (0-24 weeks) focuses on establishing a foundation for collaboration and aligning Sarborg’s services with CDT’s strategic goals; the Development Phase (24-36 weeks) involves building technological infrastructure, including dashboards and predictive models; and the Ongoing Services Phase (36-52 weeks) ensures the sustained functionality and relevance of Sarborg’s deliverables while supporting CDT’s growth through iterative improvements and updates. Sarborg will create specific deliverables, including reports, computer programs, software applications, APIs, mobile applications, source code, written technical specifications and designs, operating and maintenance manuals, and other recorded data and information arising from or relating to the services. Sarborg will provide all necessary resources to perform the services and deliver the deliverables in accordance with the Sarborg Agreement. To date, Sarborg has successfully completed all phases and has achieved all milestones provided for pursuant to the Sarborg Agreement.

During the year ended December 31, 2025, the Company incurred costs under the Sarborg Service agreement, including $1.8 million of milestone payments related to the Services agreement and $0.4 million of ongoing service fees. Of the total costs incurred, $0.4 million was capitalized as a diagnostic asset associated with the dashboard, of which $0.2 million was amortized during the year and recorded within general and administrative expenses in the consolidated statement of operations and comprehensive loss. The remaining $2.2 million, consisting of milestone payments and related services (including signature mapping reports), was expensed as incurred within research and development expenses. As of December 31, 2025, there were no outstanding payables under the Sarborg Service Agreement.

Sarborg Additional Agreement

Effective March 31, 2025, the Company entered into an additional license and use agreement (the “Sarborg Additional Agreement”) with Sarborg, a related party, covering certain additional deliverables and incorporating a new scope of work focused on analysis of the Company’s acquired AstraZeneca assets. The term of the Sarborg Additional Agreement is for six months and provides for the payment, in aggregate, of $2.0 million, which includes an up-front license fee for the term of such agreement, in cash or stock at the Company’s election at the closing price on the day preceding the effective date of such agreement. On March 31, 2025, the Company prepaid $1.65 million of the Sarborg Additional Agreement through the issuance of 617 fully vested unregistered shares of Common Stock. The Company recorded the shares issued under the Sarborg Additional Agreement at their fair value, as determined by the closing price of the Company’s Common Stock on March 30, 2025, $2,670. Effective June 24, 2025, the term was extended to be 12 months from the effective date of the Sarborg Additional Agreement at no additional cost to the Company. Effective October 1, 2025, the term was extended to be 12 months from the previous extension to extend the term of the license to March 31, 2027 at no additional cost to the Company. The Company recorded the fair value of $1.5 million as prepaid within the consolidated balance sheets. During the year ended December 31, 2025, the Company recorded research and development expense of $1.3 million within the consolidated statements of operations and comprehensive loss related to the Sarborg Additional Agreement. As of December 31, 2025, $0.6 million of the prepaid balance remains within the consolidated balance sheet.

First Addendum to the Sarborg Additional Agreement

Effective July 1, 2025 the Company entered into an Addendum (the “First Addendum”) to the Additional Agreement with Sarborg, a related party. Under the terms of the Addendum, Sarborg will expand the scope of the Additional Agreement to provide external analysis of third-party pharma companies assets suitable for drug re-purposing and evaluate the efficacy of the assets utilizing CDT’s license to Sarborg’s machine learning platform. The scope of work is expected to be completed in 4 weeks, which may be renewed or extended upon the mutual written agreement of the parties. The total consideration for the additional services, payable in cash in two tranches, was $0.3 million. The Company paid $0.3 million during the year ended December 31, 2025 and included the total in the consolidated statement of operations and comprehensive loss.

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

The term of the Second Addendum is a minimum of four (4) months, which may be renewed or extended upon the mutual written agreement of the Company and Sarborg. The initial consideration for the expanded scope of work was $0.2 million, which was paid during the third quarter of 2025 and included in the consolidated statement of operations and comprehensive loss. The Company agreed to pay an additional consideration of up to $0.2 million in cash or shares, at the Company’s sole discretion, at the time the Company invests more than $0.6 million in cryptocurrency as part of its treasury strategy. The Company paid the $0.2 million during the fourth quarter of 2025. The Company paid $0.3 million during the year ended December 31, 2025 and included the total in the consolidated statement of operations and comprehensive loss.

In total, the Company recorded $4.2 million of research and development expense for the year ended December 31, 2025, all of which related to services and costs incurred through the Sarborg Agreement, Sarborg Additional Agreement, First Addendum to the Sarborg Additional Agreement and the Second Addendum to the Sarborg Additional Agreement, collectively.

February 2026 Sarborg Transaction

On February 19, 2026, the Company entered into a Securities Purchase Agreement with all of the stockholders of Sarborg (the “February 2026 Sarborg Transaction”). The investors of Corvus agreed to sell to the Company, and the Company agreed to acquire from the investors, an aggregate of 1,020 shares of Sarborg, representing approximately 20% of the outstanding common stock of Sarborg.

As consideration for the purchase, the Company has agreed to issue to the investors, in the aggregate: (i) 23,920 shares of the Company’s Common Stock, par value $0.0001 per share and (ii) pre-funded warrants (the to purchase up to 4,399,156 shares of Common. In addition, the Company has agreed to pay Sarborg cash consideration of $8 million, with the cash portion of the consideration deferred until such time as the Company raises no less than $20 million through the use of an at-the-market facility program.

Manoira Joint Development Agreement

On June 3, 2025, the Company entered into the Joint Development Agreement with Manoira for a term of one year, which will be automatically renewed for successive one-year terms unless advance termination notice is provided in accordance with the terms of the Joint Development Agreement. Manoira is an entity controlled by Dr. Andrew Regan, of which he is sole director, and of which Chele Chiavacci Farley is a shareholder, and is therefore considered a related party of the Company.

Pursuant to the Joint Development Agreement, CDT granted Manoira a non-exclusive, non-transferable, non-sublicensable, fully paid-up, royalty-free license to the intellectual property rights related to the CDT Assets. Manoira will evaluate the CDT Assets’ applicability in animal health, explore veterinary market opportunities, and provide data from the evaluations to inform CDT’s human clinical programs. The license does not grant Manoira the right to distribute, market, promote or sell the products or services that are related to or incorporate the CDT Assets.

Effective June 3, 2025, in exchange for the approximate $0.5 million of consideration to be paid by CDT under the Joint Development Agreement, CDT issued to Manoira 774 shares of its Common Stock, (the “Consideration Shares”) valued at the closing price of the Common Stock immediately preceding execution of the Joint Development Agreement. The Company recorded the shares issued under the Joint Development Agreement at their fair value, as determined by the closing price of the Company’s Common Stock on June 3, 2025, $646. The Company recorded the fair value of $0.4 million as prepaid within the consolidated balance sheets. During the year ended December 31, 2025, the Company recorded $0.1 million amortization expense for research and development activities provided to date.

Directors and Officers

Certain of the individuals that serve as members of our board of directors since completion of the Business Combination have relationships with MURF, Old Conduit, and/or one of their respective stockholders. Dr. Freda Lewis-Hall, the Chairperson of our board of directors, was an indirect shareholder of Old Conduit and indirectly received 80 shares of our Common Stock upon completion of the Business Combination. Dr. Andrew Regan, our Chief Executive Officer, is a director of Old Conduit and received 1 shares of our Common Stock upon completion of the Business Combination. James Bligh, a member of our board of directors and interim chief financial officer, was an employee of Old Conduit and currently serves as a member of its board of directors.

On April 22, 2024, the Company issued in a private placement common stock purchase warrants (the “April Warrants”) to third parties, including certain directors, to purchase up to an aggregate of 3 shares of the Company’s common stock, in exchange for entering into a lock-up with respect to the shares of common stock held by such holder and for such directors, $37,500 per warrant. The April Warrants are not exercisable until one year after their date of issuance. Each April Warrant is exercisable into one share of the Company’s common stock at a price per share of $936,000 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the April Warrants. The issuance of the April Warrants were made in reliance on the exemption from registration provided by Section 4(a)(3) of the Securities Act, and/or Regulation D promulgated thereunder.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, and CBIZ CPAs P.C., or CBIZ (which previously acquired Marcum on November 1, 2024), for services rendered.

Audit Fees. Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory or regulatory filings or engagements. The aggregate fees billed by CBIZ for professional services rendered for the year ended December 31, 2025 totaled approximately $495,000. The aggregate fees billed by Marcum for professional services rendered for the year ended December 31, 2025 totaled approximately $51,500. The aggregate fees billed by Marcum for professional services rendered for the year ended December 31, 2024 totaled approximately $460,415.

Tax Fees. Tax fees consists of fees billed for tax compliance, tax planning and tax advice. We did not pay CBIZ any tax fees for the year ended December 31, 2025. We paid Marcum tax fees for the year ended December 31, 2024 totaling approximately $55,748.

All Other Fees. We did not pay CBIZ or Marcum for other services for the years ended December 31, 2025 or December 31, 2024.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this annual report:

1.	Financial Statements: (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

2.	Financial Statement Schedule: (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto).

3.	Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger Agreement dated as of November 8, 2022, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-1 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).

2.2	Amendment to Agreement and Plan of Merger dated as of January 27, 2023, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-2 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).

2.3	Second Amendment to Agreement and Plan of Merger dated as of May 11, 2023, by and among Murphy Canyon Acquisition Corp., Conduit Merger Sub, Inc. and Conduit Pharmaceuticals Limited (filed as Annex A-3 to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2023, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 29, 2023, and incorporated herein by reference).

3.3	Amendment No.1 to the Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 19, 2024, and incorporated herein by reference)

3.4	Certificate of Amendment filed with the Delaware Secretary of State on January 22, 2025 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2025, and incorporated herein by reference).

3.5	Certificate of Amendment filed with the Delaware Secretary of State on August 8, 2025 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2025, and incorporated herein by reference).

3.6	Second Amended and Restated Bylaws of the Company, effective August 5, 2025 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2025, and incorporated herein by reference).

3.7	Certificate of Amendment filed with the Delaware Secretary of State on October 8, 2025 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 9, 2025, and incorporated herein by reference).

3.8	Certificate of Amendment filed with the Delaware Secretary of State on March 24, 2026 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 25, 2026, and incorporated herein by reference).

4.1	Description of Registered Securities.

4.2	Form of Senior Secured Promissory Note (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2024, and incorporated herein by reference).

4.4	Form of Warrant (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2024, and incorporated herein by reference).

4.5	Nirland Note (Filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 1, 2024, and incorporated herein by reference).

4.6	Amendment to the Senior Secured Promissory Note and Security Agreement, dated October 31, 2024, between Nirland Limited and CDT Equity Inc. (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on November 1, 2024, and incorporated herein by reference).

4.7	Convertible Promissory Note, dated November 25, 2024, between CDT Equity Inc. and A.G.P./Alliance Global Partners (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 25, 2024, and incorporated herein by reference).

4.8	Second Amendment to the Senior Secured Promissory Note, dated November 22, 2024, between Conduit Pharmaceuticals Inc. and Nirland Limited (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 25, 2024, and incorporated herein by reference).

4.9	Pre-Funded Warrant entered into by and between the Company and Corvus on December 8, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 12, 2025, and incorporated herein by reference).

4.10	Form of Pre-Funded Warrant, dated February 19, 2026 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2026, and incorporated herein by reference).

4.11	Form of Senior Secured Convertible Promissory Note, by and between the Company and the Purchaser, dated March 3, 2026 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2026, and incorporated herein by reference).

10.1	Letter Agreement, dated February 2, 2022, among Murphy Canyon Acquisition Corp., Murphy Canyon Acquisition Sponsor, LLC, and each of the executive officers and directors of Murphy Canyon Acquisition Corp. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2022, and incorporated herein by reference).

10.2	Underwriting Agreement (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed February 8, 2022, and incorporated herein by reference).

10.3	Promissory Note, dated November 4, 2021, issued to Murphy Canyon Acquisition Sponsor, LLC, by Murphy Canyon Acquisition Corp. (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-262036) filed on January 6, 2022, and incorporated herein by reference).

10.4	Investment Management Trust Agreement, dated February 2, 2022, between Murphy Canyon Acquisition Corp. and Wilmington Trust Company (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 2, 2022, and incorporated herein by reference).

10.5	Registration Rights Agreement, dated February 2, 2022, among Murphy Canyon Acquisition Corp. and certain securityholders (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 2, 2022, and incorporated herein by reference)

10.6	Securities Subscription Agreement, dated November 4, 2021, between Murphy Canyon Acquisition Corp. and Murphy Canyon Acquisition Sponsor, LLC (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-262036) filed on January 6, 2022, and incorporated herein by reference).

10.7	Placement Unit Purchase Agreement, dated February 2, 2022, between Murphy Canyon Acquisition Corp. and Murphy Canyon Acquisition Sponsor, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 8, 2022, and incorporated herein by reference).

10.8	Form of CDT Equity Inc. Indemnity Agreement (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 29, 2023, and incorporated herein by reference).

10.9	Administrative Support Agreement, dated February 2, 2022, by and between Murphy Canyon Acquisition Corp. and Murphy Canyon Management Group, Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 8, 2022, and incorporated herein by reference).

10.10	Form of Lock-Up Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference).

10.11	Sponsor Support Agreement, dated as of November 8, 2022, by and among Murphy Canyon Acquisition Corp. and each of the Persons set forth on Schedule I attached thereto (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 14, 2022, and incorporated herein by reference).

10.12	Shareholder Support Agreement dated as of November 8, 2022, by and among Murphy Canyon Acquisition Corp., Conduit Pharmaceuticals Limited and each of the Persons set forth on Schedule I attached thereto (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 14, 2022, and incorporated herein by reference).

10.13	Form of Amended and Restated Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2023, and incorporated herein by reference).

10.14	Form of Note, issued March 7, 2023, by and between Murphy Canyon Acquisition Corp. and Murphy Canyon Acquisition Sponsor, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 7, 2023, and incorporated herein by reference).

10.15	Form of Subscription Agreement between Murphy Canyon Acquisition Corp. and the investor named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2023, and incorporated herein by reference).

10.16	Form of PIPE Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2023, and incorporated herein by reference).

10.17#	CDT Equity Inc. 2023 Stock Incentive Plan (filed as Annex C to the Registrant’s Proxy Statement/Prospectus filed on August 11, 2023, and incorporated herein by reference).

10.18#	Form of Stock Option Agreement under CDT Equity Inc. 2023 Stock Incentive Plan (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.19#	Form of Employment Agreement with David Tapolczay (filed as Exhibit 10.17 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-271903) filed on July 28, 2023, and incorporated herein by reference).

10.22+	AZD1656 Project Funding Agreement For Use In Renal Transplant between St George Street Capital Limited and Conduit Pharmaceuticals Limited, dated November 2, 2022 (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.23+	AZD1656 Project Funding Agreement For Use In Preterm Labor between St George Street Capital Limited and Conduit Pharmaceuticals Limited, dated November 2, 2022 (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.24+	AZD1656 Project Funding Agreement For Use In Hashimoto’s Thyroiditis between St George Street Capital Limited and Conduit Pharmaceuticals Limited, dated November 2, 2022 (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.25+	AZD1656 Project Funding Agreement For Use In Uveitis between St George Street Capital Limited and Conduit Pharmaceuticals Limited, dated November 2, 2022 (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.26+	AZD5904 Project Funding Agreement between St George Street Capital Limited and Conduit Pharmaceuticals Limited, dated November 2, 2022 (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-4 (File No. 333-271903) filed on May 12, 2023, and incorporated herein by reference).

10.27#	Consulting Agreement between with Jack Heilbron and Murphy Canyon Acquisition Corp. (filed as Exhibit 10.24 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-271903) filed on July 11, 2023, and incorporated herein by reference).

10.28	Separation Agreement, dated May 12, 2024, between Mr. Sragovicz and CDT Equity Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2024, and incorporated herein by reference).

10.29	Security Agreement, dated August 6, 2024, between Nirland Limited and CDT Equity Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2024, and incorporated herein by reference).

10.30	Convertible Promissory Note between Conduit Pharmaceuticals Limited and Vrezh and Sharon Lee Isayan, dated March 20, 2023 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2024, and incorporated herein by reference).

10.31	Bridge Loan Agreement, dated October 29, 2024, between A.G.P./Alliance Global Partners and CDT Equity (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2024, and incorporated herein by reference).

10.32#	Employment Agreement, dated November 15, 2024, between James Bligh, Conduit Pharmaceuticals Limited and Conduit UK Management LTD. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 19, 2024, and incorporated herein by reference).

10.33	Services Agreement dated December 12, 2024, between CDT Equity Inc. and SARBORG Limited. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2024, and incorporated herein by reference).

10.34	Additional Agreement, dated March 31, 2025, between Sarborg Limited and CDT Equity Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2025, and incorporated herein by reference).

10.35	Joint Development Agreement, dated June 3, 2025 by and between CDT Equity Inc. and Manoira Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2025, and incorporated herein by reference).

10.36	Consulting Agreement, dated June 27, 2025, by and between the Company and Harold Eytan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2025, and incorporated herein by reference).

10.37	Amended and Restated 2023 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2025, and incorporated herein by reference).

10.38	Sale and Purchase Agreement, dated December 8, 2025, by and between the Company and Corvus (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2025, and incorporated herein by reference).

10.39	Consulting Agreement, dated December 28, 2025, between CDT Equity, Inc. and Thesprogen, PC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2026 and incorporated herein by reference).

10.40	Consulting Agreement, dated December 29, 2025, between CDT Equity, Inc. and NJS Foresight Bio-Advisory, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 2, 2026, and incorporated herein by reference).

10.41	Equity Purchase Agreement, dated January 16, 2026, by and among the Company and the Purchaser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2026, and incorporated herein by reference).

10.42	Registration Rights Agreement, dated January 16, 2026, by and among the Company and the Purchase (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2026, and incorporated herein by reference).

10.43	Form of Securities Purchase Agreement, dated February 19, 2026 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2026, and incorporated herein by reference).

10.44	Addendum No. 1, dated February 23, 2026, to the Consulting Agreement, dated December 29, 2025 by and between the Company and NJS Foresight Bio-Advisory, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2026, and incorporated herein by reference).

10.45	Addendum No. 1, dated February 23, 2026, to the Consulting Agreement, dated December 29, 2025 by and between the Company and Thesprogen, PC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 24, 2026, and incorporated herein by reference).

10.46	Form of Amendment to Equity Purchase Agreement, dated March 3, 2026 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2026, and incorporated herein by reference)

10.47	Note Purchase Agreement, by and between the Company and Purchaser, dated March 3, 2026 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 9, 2026, and incorporated herein by reference)

10.48	Security Agreement, by and between the Company and the Purchaser, dated March 3, 2026 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 9, 2026, and incorporated herein by reference)

10.49#*	Form of Non-Employee Director Compensation Program, dated September 1, 2025

10.50	Guaranty, by and between the Company and the Purchaser, dated March 3, 2026 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 9, 2026, and incorporated herein by reference)

19.1	CDT Equity Inc. Insider Trading Policy (filed as Exhibit 19.1 to the Company’s Annual report on Form 10-K filed on March 28, 2025, and incorporated herein by reference).

21.1	Subsidiaries of Conduit Pharmaceuticals Limited (filed as Exhibit 21.1 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-271903) filed on July 28, 2023, and incorporated herein by reference).

23.1*	Consent of Marcum LLP, independent public accounting firm of CDT Equity Inc.

23.2*	Consent of CBIZ CPAs P.C., independent public accounting firm of CDT Equity Inc.

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1§	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2§	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	CDT Equity Inc. Compensation Recovery Policy (filed as Exhibit 97.1 to the Registrant’s Annual Report filed on April 16, 2024, and incorporated herein by reference).

101.INS*	Inline XBRL Instance Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

CDT EQUITY INC.

Date: April 15, 2026	By:	/s/ Andrew Regan
	Name:	Andrew Regan
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Regan and James Bligh, and each of them, as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Regan	Chief Executive Officer and Director	April 15, 2026
Andrew Regan	(Principal Executive Officer)

/s/ James Bligh	Chief Financial Officer and Director	April 15, 2026
Jamie Bligh	(Principal Financial Officer and Principal Accounting Officer)

/s/ Freda Lewis-Hall	Director and Chairperson of the Board of Directors	April 15, 2026
Freda Lewis-Hall

/s/ Chele Chiavacci Farley	Director	April 15, 2026
Chele Chiavacci Farley

/s/ Simon Fry	Director	April 15, 2026
Simon Fry

CDT EQUITY INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

CDT Equity Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CDT Equity Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY
April 15, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

CDT Equity Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CDT Equity Inc. (f/k/a Conduit Pharmaceuticals Inc.) (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum llp

Marcum LLP

We served as the Company’s auditor from 2022 to 2025.

New York, NY

March 28, 2025, except for the effects of the reverse stock splits described in Note 1 and adoption of ASU 2023-09, Income Taxes described in Note 3 to the financial statements, as to which the date is April 15, 2026

CDT EQUITY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,509	$554
Prepaid R&D services- related party (see Note 10 and Note 16)	881	380
Prepaid R&D services	166	-
Prepaid expenses and other current assets	1,823	1,781
Total current assets	4,379	2,715
Operating lease right-of-use assets, net	142	263
Equipment and clinical assets, net	269	40
Prepaid expenses and other long-term assets	860	1,175
Total assets	$5,650	$4,193
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,913	$1,428
Accrued expenses and other current liabilities	538	1,963
Accrued litigation liability	9,594	-
Operating lease liability, current portion	115	119
Convertible promissory note payable	-	800
Convertible promissory notes payable at fair value	660	2,985
Convertible promissory notes payable at fair value – related parties	-	2,871
Notes payable	-	150
Notes payable – related parties	-	425
Total current liabilities	12,820	10,741

Operating lease liability, non-current portion	-	107
Derivative warrant liability	-	138
Total liabilities	12,820	10,986

Commitments and contingencies (see Note 15)

Stockholders’ equity (deficit)
Common stock, par value $0.0001; 250,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively, 92,140 shares and 461 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	-	-
Preferred stock, par value $0.0001; 1,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; nil shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	61,171	21,894
Accumulated deficit	(68,325)	(29,101)
Accumulated other comprehensive income (loss)	(16)	414
Total stockholders’ equity (deficit)	(7,170)	(6,793)
Total liabilities and stockholders’ equity (deficit)	$5,650	$4,193

The accompanying notes are an integral part of these consolidated financial statements.

CDT EQUITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share amounts and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development expenses	$5,054	$3,378
General and administrative expenses	31,703	12,041
Total operating costs and expenses	36,757	15,419
Operating loss	(36,757)	(15,419)
Other income (expenses):
Other expense, net	(2,176)	(890)
Interest income	28	13
Interest expense, net	(319)	(1,506)
Total other expense, net	(2,467)	(2,383)
Net loss	$(39,224)	$(17,802)
Basic and diluted net loss per share	$(1,177.89)	$(61,598.62)
Basic and diluted weighted-average common shares outstanding	33,300	289
Comprehensive loss:
Foreign currency translation adjustment	(430)	3
Total comprehensive loss	$(39,654)	$(17,799)

The accompanying notes are an integral part of these consolidated financial statements.

CDT EQUITY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	deficit
Balance at January 1, 2024	246	$-	$10,431	$(11,299)	$411	$(457)
Correction of immaterial error related to franchise tax expense	-	-	144	-	-	144
Issuance of Common Stock for services	6	-	242	-	-	242
Issuance of Common Stock upon vesting of restricted stock units	1	-	-	-	-	-
Issuance of Common Stock for note payable	31	-	997	-	-	997
Issuance of Common Stock for licensing right	41	-	1,568	-	-	1,568
Issuance of Common Stock under the ATM Program, net of issuance cost	108	-	3,221	-	-	3,221
Issuance of Common Stock in Exchange for Debt Modification	13	-	489	-	-	489
Issuance of Common Stock upon Exercise of Conversion Option	8	-	92	-	-	92
Issuance of Warrants	-	-	2,890	-	-	2,890
Issuance of Common Stock Upon Exercise of Warrants	6	-	188	-	-	188
Stock-based compensation	1	-	1,632	-	-	1,632
Foreign currency translation adjustment	-	-	-	-	3	3
Net loss	-	-	-	(17,802)	-	(17,802)
Balance at December 31, 2024	461	$-	$21,894	$(29,101)	$414	$(6,793)

	Common stock		Treasury	Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Stock	capital	deficit	income	deficit
Balance at January 1, 2025	461	$-	$-	$21,894	$(29,101)	$414	$(6,793)
Issuance of Common Stock for services	9,239	-	-	1,152	-	-	1,152
Issuance of common stock for services - related party	1,400			2,097	-	-	2,097
Issuance of Common Stock upon vesting of restricted stock units	525	-	-	-	-	-	-
Issuance of Common Stock under the ATM Program, net of issuance cost	44,570	-	-	19,806	-	-	19,806
Issuance of Common Stock upon Exercise of Conversion Option	19,012	-	-	7,145	-	-	7,145
Stock-based compensation	8,000	-	-	2,183	-	-	2,183
Share repurchases	-	-	(106)	-	-	-	(106)
Share cancellation	(59)	-	106	(106)	-	-	-
Issuance of common stock upon the sale of subsidiary	8,992	-	-	402	-	-	402
Issuance of warrants upon the sale of subsidiary	-	-	-	6,598	-	-	6,598
Foreign currency translation adjustment	-	-	-	-	-	(430)	(430)
Net loss	-	-	-	-	(39,224)	-	(39,224)
Balance at December 31, 2025	92,140	$-	$-	$61,171	$(68,325)	$(16)	$(7,170)

The accompanying notes are an integral part of these consolidated financial statements.

CDT EQUITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(39,224)	$(17,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense recognized for the issuance of shares and warrants in connection with the sale of a previously controlled subsidiary	7,000	-
Gain on debt extinguishment, net	(278)	-
Loss on debt extinguishment, net	-	707
Realized gain on short-term investments	-	(8)
Loss on disposal of crypto holdings	403	-
Gain on waiver of accrued interest	(371)	-
Unrealized foreign exchange gain / loss	(16)	13
Loss (gain) on change in fair value of convertible notes payable	2,737	(2,018)
Gain on change in fair value of warrants	(138)	(221)
Loss on issuance of warrants	-	2,710
Non-cash lease expense	125	89
Stock-based compensation expense	2,183	1,632
Issuance of common stock for licensing right	-	1,568
Non-cash interest expense	253	536
Depreciation expense	21	10
Amortization of prepaid directors and officers insurance	1,440	1,666
Amortization expense	2,404	447
Issuance of common stock for services	1,152	-
Issuance of common stock for services - related party	2,097	-
Amortization of debt discount	-	929
Gain (loss) on issuance of common stock for services	(70)	202
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,062)	(2,273)
Accounts payable	434	1,225
Accrued expenses and other current liabilities	(1,114)	1,030
Accrued litigation liability	9,594	-
Lease liability	(125)	(124)
Net cash used in operating activities	(15,555)	(9,682)
Cash flows from investing activities:
Purchase of digital assets	(1,998)	-
Proceeds from disposal of digital assets	1,595	-
Purchase of equipment and clinical assets	(405)	(51)
Purchases of short-term investments	-	(490)
Proceeds from the sale of short-term investments	-	498
Net cash flows used in investing activities	(808)	(43)
Cash flows from financing activities:
Proceeds from the issuance of notes payable – related parties	-	3,226
Proceeds from issuance of common shares related to ATM program	19,699	3,328
Exercise of warrants	-	176
Repayment of notes payable	(158)	(776)
Proceeds from issuance of warrants	-	113
Repayment of notes payable - related parties	(425)	-
Repayment of convertible notes payable - related parties	(927)	-
Repayment of convertible notes payable	(661)	-
Purchases of treasury stock	(106)	-
Net cash flows provided by financing activities	17,422	6,067
Net change in cash and cash equivalents before effect of exchange rate changes	1,059	(3,658)
Effect of exchange rate changes on cash and cash equivalents	(104)	(16)
Net change in cash	955	(3,674)
Cash and cash equivalents at beginning of year	554	4,228
Cash and cash equivalents at end of year	$1,509	$554

Non-cash investing and financing activities
Right of Use Asset obtained in exchange for Operating Lease Liabilities	$-	$352
Correction of immaterial error related to franchise tax expense	$-	$144
Issuance of Common Stock upon exercise of conversion option	$7,145	$92
Issuance of Common Stock in exchange for debt extension	$-	$489
Shares cancelled	$(106)	$-
Conversion of deferred commission payable to convertible promissory note	$-	$5,378
Supplemental Cash Disclosures
Cash paid for interest	$-	$80

The accompanying notes are an integral part of these consolidated financial statements.

CDT EQUITY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

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

On May 23, 2025, the Company’s Common Stock commenced trading, as further described herein, on The Nasdaq Capital Market under the symbol “CDT”.

Reverse Stock Splits

During the year ended December 31, 2025, the Company completed three reverse stock splits: a 1-for-100 split effective January 24, 2025 (the “January Reverse Stock Split”), a 1-for-15 split effective May 19, 2025 (the “May Reverse Stock Split”), and a 1-for-8 split effective October 10, 2025 (the “October Reverse Stock Split”). On March 26, 2026, the Company completed a 1-for-25 reverse stock split (the “March 2026 Reverse Stock Split”). The January Reverse Stock Split, May Reverse Stock Split, October Reverse Stock Split and March 2026 Reverse Stock Split are reflected collectively (the “Reverse Stock Splits”). Each split reduced the number of issued and outstanding shares without affecting the number of authorized shares or the par value of the Common Stock. No fractional shares were issued; instead, stockholders received cash in lieu of fractional shares based on the respective post-split closing share prices. All share and per-share information has been retroactively adjusted to reflect the Reverse Stock Splits for all periods presented.

All historical share and per-share amounts reflected throughout the accompanying consolidated financial statements and other financial information in this Annual Report on Form 10-K have been retroactively adjusted to reflect the January Reverse Stock Split, May Reverse Stock Split, October Reverse Stock Split and March 2026 Reverse Stock Split as if the Reverse Stock Splits occurred as of the earliest period presented.

2. Liquidity and Going Concern

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has generated significant losses and as of December 31, 2025, the Company had an accumulated deficit of $68.3 million. As of December 31, 2025 and December 31, 2024, the Company had cash and cash equivalents of $1.5 million and $0.6 million, respectively. For the years ended December 31, 2025 and 2024, the Company had net operating losses of $36.8 million and $15.4 million, respectively, and cash used in operating activities of $15.6 million and $9.7 million, respectively. Management has determined that it does not have sufficient cash and other sources of liquidity to fund its current business plan. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for at least the next 12 months from the financial statement filing date.

The Company’s expectation is to generate operating losses and negative operating cash flows in the future and will need additional funding to support its current business plan in addition to re-stickering the funds available from the at the market offering program (the “Sales Agreement”). The Company currently has no remaining funds available from the Sales Agreement as of the financial statement release date. Management’s plans to alleviate the conditions that raise substantial doubt through the pursuit of additional cash resources through public or private equity or debt financings. However, there is no assurance that such funding will be available when needed or on acceptable terms. If additional funding is not available when required, the Company would need to delay or curtail its operations and its research and development activities until such funding is received, all of which could have a material adverse effect on the Company and its financial condition.

These financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). References to U.S. GAAP issued by the FASB in these notes to the accompanying consolidated financial statements are to the FASB Accounting Standards Codifications (“ASC”) and Accounting Standards Update (“ASUs”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Conduit UK Management Ltd. (United Kingdom) and Conduit Pharmaceuticals, Ltd. (Cayman Islands). The operating results of Conduit Pharmaceuticals, Ltd. are included in the Company’s consolidated financial statements for the full period presented. As used herein, references to the “Company” include Conduit Pharmaceuticals, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassification

In order to conform with current period presentation, $0.4 million of related party research and development prepaid expenses have been reclassified from prepaid expenses to related party prepaid expenses on our consolidated balance sheet as of December 31, 2024. This change in presentation does not affect previously reported results.

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

The Company licenses clinical assets from AstraZeneca. If there is a breach or other termination of such agreements, there could be a material adverse effect on the Company’s business, financial condition, operating results, and prospects. See Note 10 for further discussion of the agreement with AstraZeneca.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements as we l as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Actual results could differ materially from such estimates. Estimates and assumptions are reviewed periodically by management and changes in estimates are made as management becomes aware of changes in circumstances surrounding the estimates. The effects of changes are reflected in the financial statements in the period that they are determined. Our significant accounting policies that involve significant judgment and estimates include accounting for the fair value of convertible notes payable, stock based compensation, contingencies and going concern.

Cash and Cash Equivalents

Cash and cash equivalents are primarily maintained with major financial institutions in the United States, United Kingdom, and Switzerland. The Company considers cash equivalents to be short-term, highly liquid investments that (a) are readily convertible into known amounts of cash, (b) are traded and held for cash management purposes, and (c) have original maturities of three months or less at the time of purchase. The Switzerland bank accounts holding cash balances are uninsured, and the UK bank account, with a balance at December 31, 2025 of approximately £96,000 (or approximately $130,000) exceeds the country’s deposit limit of £85,000 (approximately $114,000). The Company’s US depository bank participates in the Demand Deposit Marketplace program, insuring deposits up to $10 million by sweeping amounts in excess of the $250,000 deposit insurance limit among participating banks. The Company has not experienced any losses on any accounts through the year ended December 31, 2025.

The Company had $1.5 million and $0.6 million in cash and cash equivalents on hand as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, $0.7 million of the Company’s $1.5 million cash and cash equivalents balance was invested in money market funds.

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

The Company’s Level 1 assets consist of cash and cash equivalents in the accompanying consolidated balance sheets and the carrying value of accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities.

As of December 31, 2025 and December 31, 2024, the Company has two financial liabilities, warrant liabilities for which the fair value is determined based on Level 2 and Level 3 inputs, and convertible debt carried at fair value for which the fair value is determined based on Level 3 input. The Level 2 inputs are valued based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar instruments in active markets. The Level 3 inputs as such inputs are based on unobservable inputs and require significant judgement.

Fair Value Option

The Company has elected the fair value measurement option for convertible debt with embedded derivatives that would otherwise require bifurcation and has recorded the entire hybrid financial instrument at fair value under the guidance in ASC 825, Financial Instruments. As a result, the August 2024 Nirland Note was recorded at fair value subsequent to the Second Amendment and the A.G.P. Convertible Note was recorded at fair value upon issuance. The notes will subsequently be remeasured at fair value each reporting date until settled or converted. The Company reports interest expense, including accrued interest, related to the convertible debt under the fair value option, separately from within the change in fair value of the convertible debt in the accompanying consolidated statement of operations and comprehensive loss. Any changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive loss. During the year ended December 31, 2025, the Company did not record any changes in fair value related to instrument-specific credit risk.

Equipment and Clinical Assets

Equipment and clinical assets are initially recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the life of the lease, if shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in other income or expense for the period. As of December 31, 2025, equipment and clinical assets primarily consisted of an acquired clinical asset and leasehold improvements.

Leases

In accordance with ASC 842, Leases (“ASC 842”), the Company records a right-of-use (ROU) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classifies them as either operating or finance leases.

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

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the research and development of our clinical assets and programs, see Note 10 for further discussion of research and development expense. CDT holds all licenses to conduct clinical research through a third-party pharmaceutical company. The Company expenses research and development costs and intangible assets acquired that have no alternative future use as incurred. These expenses include:

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

Income Taxes

ASC Topic 740, Income Taxes, sets forth standards for financial presentation and disclosure of income tax liabilities and expense. Interest and penalties recognized have been classified in the consolidated statements of operations and comprehensive loss as income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations and comprehensive loss in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain.

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

Stock-based Compensation

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company then recognizes the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

●	Expected volatility – The Company estimates expected volatility based on the historical and implied volatility of its common stock. The Company considered the standard deviation of daily lognormal returns and applied a downward adjustment to the observed historical volatility based on an analysis incorporating Black-Scholes modeling and market participant assumptions.
●	Expected term – the Company estimates the expected term using the “simplified” method outlined in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.”
●	Risk-free interest rate – the Company estimates the risk- free interest rate using the U.S. Treasury Yield curve for periods equal to the expected term of the options in effect at the time of grant.
●	Dividends – the Company uses an expected dividend yield of zero because the Company has not declared nor paid a cash dividend, nor are there any plans to declare a dividend.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

Foreign Currency Translation

The Company translated the assets and liabilities of its foreign subsidiary from their respective functional currency, the British pound, to United States dollars at the appropriate spot rates as of the balance sheet date. Income and expenses of operations are translated to United States dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the accompanying consolidated statements of changes in stockholders’ deficit. Non-monetary items in the subsidiaries’ functional currency are re-measured into the reporting currency at the historical exchange rate (i.e., the rate of exchange at the date of the transaction).

Recently Issued Accounting Pronouncements Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 modifies the reporting requirements for income tax disclosures related to effective tax rates and cash income taxes paid. Pursuant to ASU 2023-09, public business entities are required to disclose certain categories in the income tax rate reconciliation, as well as additional information for reconciling items that meet a specific quantitative threshold. Additionally, ASU 2023-09 requires annual disclosures of income taxes paid for all entities, including the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company retrospectively adopted ASU 2023-09 and all periods presented within the consolidated financial statements will reflect the adoption. The retrospective adoption of ASU 2023-09 resulted in enhanced disclosures in our consolidated financial statements. Refer to Note 12 for further information.

In December 2023, the FASB issued ASU No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements. The Company elected to adopt ASU 2023-08, effective as of July 1, 2025, the first quarter in which the Company held digital assets. Refer to Note 6 for further information.

Recently Issued Accounting Standards Not Yet Adopted

In December 2025, the FASB issued Accounting Standards Update No. 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements (“ASU 2025-11”), to improve the navigability and clarity of interim reporting guidance in the FASB Accounting Standards Codification and clarify when Topic 270 applies. The amendments add a comprehensive list of interim disclosure requirements currently required by GAAP and a new disclosure principle requiring an entity to disclose events since the end of the most recent fiscal year that have a material impact on the entity’s interim financial statements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities and after December 15, 2028 for entities other than public business entities. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting ASU 2025-11 on our interim reporting practices and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under the expedient, entities may assume that the current conditions applied in determining credit loss allowances remain unchanged for the remaining life of those assets. This ASU is required to be adopted on a prospective basis. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. The Company adopted this standard effective January 1, 2026 and does not expect the adoption of the ASU 2025-05 to have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statements of operations and comprehensive loss. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

4. Sale of Wholly-Owned Subsidiary

On December 8, 2025, the Company and Corvus Capital Limited (“Corvus”), entered into a Sale and Purchase Agreement (the “Agreement”) for the sale of all of the outstanding shares of CPL held of record by the Company (the “CPL Share”), together with 8,992 shares of the Company’s Common Stock (“Common Stock”) and 147,432 pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of Common Stock (the “Pre-Funded Warrant Shares”). CPL had net liabilities as of the date of the sale. On March 24, 2026, all 147,432 of the Pre-Funded Warrants were exercised through a cashless exercise into 147,401 shares of the Company’s Common Stock.

CPL was subject to ongoing litigation prior to the sale, for which judgment was rendered on December 16, 2025 in favor of the claimant for $2.0 million for cash advisory fees, $5.0 million representing damages in respect of 21 carry shares, plus interest, penalties and a portion of legal cost reimbursement of $2.6 million, totaling $9.6 million. The $9.6 million was recorded as a litigation accrual in the consolidated balance sheet.

Total consideration for the disposition of CPL was $7.0 million, which was satisfied through the issuance of the aforementioned Common Stock and Pre-Funded Warrants to Corvus, a wholly-owned entity of the Company’s Chief Executive Officer (“CEO”). The fair value of the consideration upon the transfer of CPL was equal to the closing price of the Company’s Common Stock of $44.75 on December 5, 2025, consisting of approximately $0.4 million attributable to the Common Stock and $6.6 million attributable to the Pre-Funded Warrants.

The Company determined the total consideration for the disposition by performing a broad, mid-point evaluation of the range of damages, should CPL receive an unfavorable judgment, based on the ranges of the Experts’ Evidence at the second valuation date, which was agreed by the parties in evidence and confirmed in the judges’ summing-up. The referenced second valuation date considered a range of damages resulting from the non-payment of the cash advisory fee and non-delivery of carry shares, to include the expected value of the disposal of the shares following the 180-day lock-up period that would have been entered into at the time of the business combination.

Following the sale of CPL on December 8, 2025, the Company has determined that, while the transaction resulted in the legal disposition of CPL and its net liabilities, from an accounting perspective the criteria for isolation and deconsolidation were not met as of December 31, 2025. Accordingly, CPL remains consolidated within the consolidated financial statements of the Company at December 31, 2025.

The Company recognized the compensation expense of $7.0 million for the issuance of shares and warrants, which is presented within general and administrative expense, in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

Through the filing of the consolidated financial statements, the judgment has not been settled by CPL and, therefore, it is currently not in compliance with the judgment’s stated settlement date of January 13, 2026. CPL’s subsequent appeal of the judgment was later dismissed. Corvus, as the sole shareholder in CPL, maintains the decision making process in the handling of the judgment following the sale of CPL. Strand has not attempted to enforce the judgment against CPL, but during the first quarter of 2026, the Company received correspondence from Strand’s counsel discussing the potential of Strand seeking to enforce the judgment against the Company directly. To date, no legal action against the Company has commenced and the Company will continue to vigorously defend its position as it relates to the litigation with Strand.

See Note 15 and Note 18 for further discussion of the litigation and Pre-Funded Warrants.

5. Fair Value

During the period ended December 31, 2025, there were no transfers between Level 1 and Level 2, nor into or out of Level 3. The following table presents as of December 31, 2025 the Company’s assets and liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$739	$-	$-	$739
Total Assets	$739	$-	$-	$739

Liabilities:
Convertible notes payable at fair value	$-	$-	$660	$660
Total Liabilities	$-	$-	$660	$660

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

The following table presents additional information about the Convertible Notes Payable subject to measurement at fair value on a recurring basis and warrant liabilities, for which the Company used unobservable inputs (Level 3) (in thousands):

	Convertible Notes Payable	Liability Classified Warrants
Balance as of December 31, 2023	$-	$-
Fair value at Issuance	7,899	229
Conversion of convertible notes	(92)	-
Change in fair value	(1,951)	(91)
Balance as of December 31, 2024	$5,856	$138
Conversion of convertible notes	(4,530)	-
Interest expense	277	-
Change in fair value	(815)	(138)
Gain on settlement of convertible note	(128)	-
Balance as of December 31, 2025	$660	$-

During the year ended December 31, 2025, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

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

Convertible Notes Payable

As discussed in Note 8, on October 31, 2024, the Company and Nirland agreed to amend the Senior Secured Promissory Note entered into by the Company and Nirland on August 6, 2024 (the “August 2024 Nirland Note”), whereby the August 2024 Nirland Note was amended to provide for the conversion of the August 2024 Nirland Note into shares of Common Stock, at Nirland’s discretion, in a multiple of any unpaid amounts, if not otherwise previously paid, pursuant to the conversion rate contained therein. The August 2024 Nirland Note was then amended for a second time on November 22, 2024. On February 12, 2025, the August 2024 Nirland Note was repaid in full.

Additionally, as discussed in Note 8, during November 2024, the Company issued to Alliance Global Partners (“A.G.P.”) a convertible promissory note (the “A.G.P. Convertible Note”) in the principal amount of $5.7 million to evidence the A.G.P.’s currently owed deferred commission payable.

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

The following table outlines the range of significant unobservable inputs used in calculating the fair value of the August 2024 Nirland Note as of the dates noted below:

	October 31, 2024	November 22, 2024	December 31, 2024
Stock Price	$27,299	$31,198	$20,579
Term (years)	0.8	0.7	0.6
Corporate bond yield	9.1%	8.7%	11.4%
Credit Spread	15.9%	15.9%	15.9%
Probability of Default	40%	40%	40%
Recovery upon default	20%	20%	20%
Volatility	103.2%	96.5%	123.7%

As of December 31, 2025, no obligations remain under the August 2024 Nirland Note (refer to Note 8 for details) and therefore only the fair value of the A.G.P. Convertible Note was estimated using a binomial lattice model.

The following table outlines the range of significant unobservable inputs used in calculating the fair value of the A.G.P. Convertible Note as of the dates noted below:

	November 25, 2024	December 31, 2024	December 31, 2025
Stock Price	$27,299	$20,579	$32
Term (years)	1	0.9	0.4
Corporate bond yield	8.8%	9.0%	5.5%
Credit Spread	26.2%	26.2%	26.2%
Probability of Default	40%	40%	70%
Recovery upon default	0%	0%	0%
Volatility	108.7%	101.6%	135%

Liability Classified Warrants

Liability Classified Warrants The A.G.P. 2024 Warrants, as defined in Note 18, are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liabilities in the consolidated balance sheets. Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within other income (expense), net in the consolidated statements of operations and comprehensive loss.

The measurement of the A.G.P. 2024 Warrants is classified as Level 3 due to the use of an option-pricing model that utilizes unobservable inputs and requires significant judgement. The Company estimated the fair value of the warrants issued as the issuance date, October 29, 2024, as of December 31, 2024 and as of December 31, 2025, using a Black-Scholes option-pricing model utilizing the following assumptions:

	December 31, 2025	December 31, 2024	October 29, 2024
Closing stock price	$32	$20,579	$31,438
Contractual exercise price	$30,000	$30,000	$30,000
Risk-free rate	3.73%	4.38%	4.11%
Estimated volatility	99.3%	98.6%	98.4%
Time period to expiration (in years)	4.0	5.0	5.2

6. Digital Assets

Adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets:

Effective during the third quarter of 2025, the Company adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Consolidated Statement of Operations each reporting period. The Company’s did not hold any digital assets prior to the release of ASU 2023-08 and no accounting for the transition guidance was necessary.

The following table presents a reconciliation of the fair values of the Company’s investments in digital assets as of December 31, 2025.

Digital Assets
Balance as of December 31, 2024	$-
Purchases	1,998
Dispositions	(1,595)
Realized losses on dispositions	(403)
Balance as of December 31, 2025	$-

The Company disposed of all digital asset holdings during the fourth quarter of the year ended December 31, 2025.

7. Leases

During the year ended December 31, 2024, the Company entered into an operating lease for laboratory space. The remaining lease terms for the operating lease is approximately one year and does not provide a renewal option. The Company has elected the short-term lease policy election, which allows the Company to exclude from recognition leases with an original term of 12 months or less.

Upon commencement of the laboratory lease on March 7, 2024, the Company recorded a right-of-use asset of $0.4 million, short-term lease liability of $0.2 million, and long-term lease liability of $0.2 million.

Lease costs associated with the Company’s operating and short-term leases are recorded within general and administrative expense in the consolidated statement of operations and comprehensive loss. The following table sets forth information about our lease costs for the year ended December 31, 2025 and 2024 (in thousands):

Lease Cost	December 31, 2025	December 31, 2024
Operating lease cost	$142	$116
Short-term lease cost	128	128
Variable lease cost	15	15
Total lease cost	$285	$259

The following table sets forth information about our operating lease for the year ended December 31, 2025 and 2024 (in thousands):

Supplemental cash flow and other information	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$125	$143
ROU assets obtained in exchange for lease liabilities	-	352
Weighted-average remaining lease term (in years)	1.0	2.0
Weighted-average discount rate	11.2%	11.2%

The Company’s future minimum lease payments for our operating lease as of December 31, 2025 are as follows (in thousands):

December 31, 2025
Year ending December 31,
2026	$122
Total	122
Less: imputed interest	(7)
Total lease liability	$115

8. Convertible Notes Payable

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

On October 9, 2024, the Company and the loan holder signed an extension to extend the maturity date from September 20, 2024 to October 20, 2024 with the option for the Company to further extend the maturity date two times, each by an additional 30-day period. The Company exercised both options to extend the maturity date to December 19, 2024 which included interest previously payable as well as the principal. As consideration for extending the maturity date, the Company amended the form of repayment of the remaining interest due on the loan. As payment for the interest, the Company issued the loan holder, (i) $80,000 worth of Common Stock to be issued at the closing market price on the date prior to issuance and (ii) 6 shares of Common Stock. On October 11, 2024, the Company issued 9 shares of Common Stock to the loan holder in satisfaction of the obligations in (i) and (ii) in the preceding sentence. As of December 31, 2024, the promissory note payable remained outstanding and the Company was considered to be in default until settlement on March 6, 2025.

On March 6, 2025, the Company reached a Settlement Agreement (the “Settlement Agreement”) with the loan holder to pay $0.7 million in order to settle the Convertible Promissory Note Payable in full. The Company repaid the loan holder the settlement amount of $0.7 million on March 13, 2025. The Settlement Agreement and subsequent repayment was treated as a debt extinguishment. During the year ended December 31, 2025, the Company recorded a gain on debt extinguishment of $0.1 million, calculated as the difference between (i) the $0.8 million carrying value of the Convertible Promissory Note Payable immediately prior to the amendment, and (ii) the $0.7 million repayment of the Convertible Promissory Note Payable. The $0.1 million gain on debt extinguishment was recorded within other income (expense) in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

In connection with the Settlement Agreement, the Company entered into a consulting agreement with a third party to negotiate the settlement of the Convertible Promissory Note Payable with the loan holder on behalf of the Company. In exchange for negotiating the Settlement Agreement, the Company agreed to pay $0.1 million through the issuance of shares of Common Stock or cash. On March 31, 2025, the Company issued 24 shares of Common Stock. The number of shares issued was determined based on the agreement amount of $0.1 million, divided by the closing share price on March 28, 2025 (prior trading date) of $2,670.

For the years ended December 31, 2025 and December 31, 2024, the Company incurred interest expense on the Convertible Promissory Note Payable of nil and $0.1 million, respectively.

August 2024 Nirland Note

On August 6, 2024, the Company issued a Senior Secured Promissory Note to Nirland (the “ August 2024 Nirland Note”) with an original principal amount of $2.7 million, inclusive of a $0.5 million original issuance discount (“OID”). In connection with the financing, the Company issued 41 shares of the Company’s common stock to Nirland. Nirland is a related party of the Company (see Note 16). The Company determined that the note and share issuance constituted a basket transaction and allocated the $2.2 million of net proceeds on a relative fair value basis, resulting in a total debt discount of $1.5 million, which was amortized to interest using the effective interest method.

On October 31, 2024, the Company and Nirland entered into an amendment to the August 2024 Nirland Note that introduced a conversion feature permitting the holder to convert outstanding amounts into shares of the Company’s common stock and removed certain provisions related to mandatory prepayment and participation in future financings. The amendment was accounted for as a debt extinguishment as the modified terms were determined to be substantially different from the original instrument.

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

On November 22, 2024, the Company and Nirland entered into a second amendment modifying the conversion provisions and restricting conversion prior to stockholder approval under Nasdaq rules. In connection with this amendment, the Company elected the fair value option under ASC 825. At the end of each reporting period, the Company calculates the fair value of the August 2024 Nirland Note, and any changes in fair value are reported in the current period’s consolidated statements of operations and comprehensive loss.

For the year ended December 31, 2024, the Company recorded a $1.5 million gain from the change in fair value of convertible promissory note and interest expense of approximately $0.4 million. The interest expense of $0.4 million is comprised of (i) accrued interest of $0.2 million and (ii) $0.2 million in amortization expense related to the initial debt discount of $1.5 million. The $2.2 million loss on debt extinguishment from the Frist Amendment, $0.9 million loss on debt extinguishment from the Second Amendment, and the $1.5 million gain on the change in fair value are presented within other income (expense), net, while the $0.4 million of interest expense is presented within Interest expense, net, in the consolidated statement of operations and comprehensive loss. Subsequent changes in the fair value of the August 2024 Nirland Note were recognized in the consolidated statement of operations. See Note 5 for additional information regarding fair value measurements.

On December 9, 2024, Nirland converted $0.1 million of principal into 7 shares of the Company’s common stock pursuant to Nasdaq partial conversion rules. As of December 31, 2024, approximately $2.6 million of principal and accrued interest remained outstanding and the August 2024 Nirland Note had a fair value of approximately $2.8 million.

During January and February 2025, Nirland converted approximately $1.8 million of principal into 300 shares of the Company’s common stock. On February 12, 2025, the Company repaid the remaining principal and accrued interest of approximately $0.9 million in cash.

As of December 31, 2025, the August 2024 Nirland Note had been fully settled and no amounts remained outstanding, and the Company had no further obligations under the note.

A.G.P. Convertible Note

A.G.P was a financial advisor to both MURF and Conduit Pharmaceuticals, Limited (“Old Conduit”) in connection with the Merger on September 22, 2023. Upon the completion of the Merger, A.G.P.: (i) received a cash fee of $6.5 million, 4 shares of Common Stock, and warrants to purchase 1 share of Common Stock at an exercise price of $3,300,000 per share pursuant to its engagement agreement with Old Conduit entered into on August 2, 2022, and (ii) agreed to defer payment, to be paid in the future under certain circumstances by a date no later than March 21, 2025, of $5.7 million of fees plus annual interest of 5.5% (the “Deferred Commission Payable”) as a result of its engagement for MURF’s IPO. Accrued interest was recorded as a liability on the Company’s consolidated balance sheet under accrued expenses and other current liabilities and totaled $0.4 million as of December 31, 2024. During the year ended December 31, 2025, the Company reached an agreement with A.G.P. to waive all previously accrued interest. As such, the Company removed accrued interest of $0.4 million and recorded other income of $0.4 million for the year ended December 31, 2025. For the years ended December 31, 2025 and December 31, 2024, the Company recorded $0.2 million and $32,000 of interest expense related to the deferred commission payable balance in the consolidated statement of operations and comprehensive loss, respectively.

On November 25, 2024, the Company issued to A.G.P. a convertible promissory note (the “A.G.P. Convertible Note”) in the principal amount of $5.7 million to evidence A.G.P.’s currently owed deferred commission payable in connection with the Merger. Unless earlier converted as specified in the Convertible Note, the principal amount, plus all accrued but unpaid interest, is due on November 25, 2025 (the “Maturity Date”). The convertible promissory note accrues interest at 5.5% per annum.

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

The Company elected to account for the A.G.P. Convertible Note at fair value under ASC 825. The Company determined that the substantive conversion option within the A.G.P. Convertible Note falls under the guidance within ASC 825 that notes that if a significant modification of debt occurs an entity is able to make an accounting election on that date to account for that debt under the fair value option. At the end of each reporting period, the Company calculates the fair value of the A.G.P. Convertible Note, and any changes in fair value are reported in the current period’s consolidated statements of operations and comprehensive loss. The change in fair value attributable to instrument-specific credit risk, if any, will be recognize within other comprehensive income each reporting period. As an accounting policy, the Company elected to present interest expense separately from other changes in the A.G.P. Convertible Note’s fair value. Interest expense will be presented within Interest expense, net, while the other changes in the fair value with be presented within other income (expense), net in the consolidated statements of operations and comprehensive loss.

The Company determined the fair value of the A.G.P. Convertible Note to be $3.4 million as of November 25, 2024 through the use of a binomial lattice model. See Note 5 for additional information regarding the fair value measurement of the A.G.P Convertible Promissory Note. The Company accounted for the issuance on the A.G.P. Convertible Promissory Note as a debt extinguishment, as the Convertible Promissory Note was issued to evidence the A.G.P.’s currently owed deferred commission payable. A gain on debt extinguishment of $2.4 million was recorded as of November 25, 2024, consisting of (i) the derecognition of the $5.7 million deferred commission payable and (ii) recognition of the $3.4 million fair value of the A.G.P. Convertible Note. For the year ended December 31, 2024, the Company recorded a $0.5 million gain in the change in fair value of the A.G.P. Convertible Note and interest expense of approximately $32 thousand. The $2.4 million gain on extinguishment and $0.5 million gain on the change in fair value are presented within other income (expense), net, while the $32 thousand of interest expense is presented within Interest expense, net, in the consolidated statement of operations and comprehensive loss.

During the year ended December 31, 2025, the holder of the A.G.P. Convertible Note converted $3.4 million of principal and interest into 18,711 shares of the Company’s Common Stock, respectively. As of March 31, 2025, the Company’s Common Stock price was trading below the Conversion Price Floor. As of March 31, 2025 and April 16, 2025, the Company’s Common Stock price was trading below the Conversion Price Floor. For the purpose of the March 31, 2025 and April 16, 2025 conversions, the Company waived the Conversion Price Floor and allowed A.G.P. to convert at the respective March 31, 2025 and April 16, 2025 closing stock prices.

During November 2025, the Company and A.G.P. agreed to extend the maturity date of the A.G.P. Convertible Note six months from November 25, 2025 to May 25, 2026. The Company did not pay any consideration to induce the extension of the maturity date.

On December 31, 2025, the Company remeasured the fair value of the A.G.P. Convertible Note through the use of a binomial lattice model and calculated a fair value of approximately $0.7 million. For the year ended December 31, 2025, the Company recorded a $0.6 million loss in the change in fair value of the A.G.P. Convertible Note and interest expense of approximately $0.2 million. As of December 31, 2025, there was approximately $2.5 million in outstanding principal and interest remaining.

9. Loans Payable

Loans

On May 1, 2022, the Company entered into two non-interest-bearing loan agreements totaling $0.2 million, funded in multiple tranches. As of December 31, 2024, all tranches under the first loan and two tranches under the second loan had been drawn.

On October 9, 2024, the parties amended the loan agreements to extend the maturity date to December 19, 2024 and modify repayment terms to include (i) a £60,000 cash payment, (ii) £25,000 of Common Stock valued at the market price prior to issuance, and (iii) 1 additional share of Common Stock as consideration for the extension. On October 11, 2024, the Company issued a total of 3 shares to the lenders.

The Company repaid the remaining principal balance of $0.1 million in February 2025, and no obligations remained as of December, 2025. No interest expense was recorded for the year ended December 31, 2025. During the year ended December 31, 2024, the Company incurred interest expense on the Loans of approximately $40 thousand related to the amortization of the debt discount recorded as a result of the Loans Amendment.

October 2024 Nirland Note

In October 2024, the Company issued a $0.6 million promissory note to Nirland, a related party (the “October 2024 Nirland Note”). The note bore interest at 12% per annum, included a 1% arrangement fee accounted for as a debt discount, and was scheduled to mature on October 31, 2025. See Note 16 for further reference to the relationship between the Company and Nirland.

In December 2024, the Company reduced the exercise price of the PIPE Warrants held by Nirland to $8.83, after which all such warrants were exercised, resulting in proceeds of approximately $0.2 million. These proceeds were applied to reduce the outstanding balance of the October 2024 Nirland Note.

The Company made additional repayments of $0.1 million, $0.2 million, and $0.1 million on January 14, 2025, January 31, 2025, and February 7, 2025, respectively. As of December 31, 2025, the October 2024 Nirland Note had been fully repaid and no obligations remained outstanding.

For the year ended December 31, 2025, the Company recorded approximately $9 thousand of interest expense.

A.G.P. Bridge Note

On October 29, 2024, the Company entered into a Bridge Loan Agreement (the “Bridge Agreement”), with A.G.P., pursuant to which AGP. made an advance (the “Advance”) to the Company in an amount not to exceed $0.6 million (the “Commitment”). As partial consideration for the Advance, the Company entered into a Common Stock Purchase Warrant Agreement (the “Warrant Agreement”) and issued AGP warrants to purchase up to 9 shares of the Company’s common stock, $0.0001 par value per share, which is equal to 50% of the sum of the Commitment divided by the closing price of the Company’s Common Stock on October 29, 2024, at an exercise price of $31,438.43 per share. Refer to Note 16 for additional information on the warrants issued to A.G.P.

In connection with the Advance, the Company issued a promissory note (the “A.G.P. Bridge Note”) to A.G.P. in the original principal amount of $0.6 million. The Bridge Note bears interest at a rate of 4.21% per annum and was due and payable on December 31, 2024.

As noted above, the Company issued warrants to A.G.P. to purchase up to 9 shares of the Company’s common stock. The Company determined that the Bridge Note and Warrant Agreement issuance were part of a basket transaction and allocated the net proceeds using the residual value method. The warrants issued under the Warrant Agreement were initially recorded at their fair value of $0.2 million. The warrants were classified as derivative liabilities because they do not meet the criteria in ASC 815-40 to be considered indexed to the entity’s own stock. Refer to Note 16 for additional information and discussion of liability classification. The $0.2 million recorded for the warrants was considered to be a discount on the A.G.P. Bridge Note making the balance of the note to be $0.6 million note payable, less a total debt discount of $0.2 million. The debt discount will be amortized to interest expense using the effective interest method over the life of the note.

During the year ended December 31, 2024, the Company recorded and paid approximately $1 thousand of interest expense related to the A.G.P. Additionally, the entire debt discount of $0.2 million was amortized and recorded as interest expense during the year. The interest expense of $1 thousand and amortization of the debt discount of $0.2 million were recorded within Interest expense, net in the consolidated statement of operations and comprehensive loss. As of December 31, 2024, the A.G.P. Bridge note was fully repaid.

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

As consideration for the grant of the license, the Company (i) granted AstraZeneca Common Stock pursuant to a stock issuance agreement (the “Issuance Agreement”), (ii) paid AstraZeneca an up-front payment of $1.5 million, and (iii) is obligated to pay AstraZeneca a percentage (on a tiered basis) of any amounts it may receive in connection with a grant of a sublicense (subject to various customary exceptions). The Issuance Agreement called for the Company to issue AstraZeneca 31 shares of the Company’s Common Stock. The Issuance Agreement provides AstraZeneca with resale registration rights for such shares. As of December 31, 2024, the Company recorded $1.6 million and $1.5 million in research and development expenses related to the share issuance and upfront payment to AstraZeneca, respectively.

AstraZeneca has been granted the right of first negotiation to develop, manufacture, and commercialize a Licensed Product if the Company receives an offer for, or solicits, a transaction where a third party would obtain the right to develop, manufacture, or commercialize a Licensed Product. If AstraZeneca exercises such right, the parties will negotiate in good faith for an agreed period of time on an exclusive basis.

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

In consideration of the services, CDT agreed to pay Sarborg an initial cash payment of $0.2 million and $0.2 million payable through the issuance of 7 shares of Common Stock, determined by the closing price on the day preceding the execution of the Sarborg Service Agreement. The initial cash payment of $0.2 million was made on December 20, 2024, and the 7 shares of Common Stock were issued on January 17, 2025. Further milestone payments payable in conjunction with the achievement of certain milestones over the term of the Sarborg Service Agreement, totaling up to $1.8 million. Sarborg will be reimbursed for pre-approved, necessary, and reasonable out-of-pocket expenses directly incurred in connection with the performance of the services.

The Company made an initial cash payment of $0.2 million and issued 7 shares of Common Stock in connection with the Sarborg Service Agreement. These costs were capitalized as prepaid expenses and are being amortized to research and development expense over the initial term of the agreement. For the years ended December 31, 2025, and 2024, the Company recorded amortization expense of $0.4 million and $0.2 million, respectively, in research and development expenses in the consolidated statement of operations and comprehensive loss. As of December 31, 2025, and 2024, nil and $0.4 million of the prepaid balance remain in the consolidated balance sheets, respectively.

Under the Sarborg Service Agreement, the Company will be provided with a dashboard that will be utilized for both the Company’s existing and future asset portfolio. Specifically, the dashboard includes a clinical trial monitoring functionality and a dynamic pharmaceutical patent landscape module to assess both the Company’s current assets undergoing clinical trials and delisted patents in the marketplace that may be overlooked by other market participants. These features will be used by management to monitor progress, assess trial status, identify new opportunities, and support decision-making across all current and future development programs. The Company assessed the guidance in ASC 730 and determined that $0.4 million of total cost of the acquired asset should be capitalized as the dashboard is considered a purchased diagnostic asset with alternative future use. Management determined that the dashboard has a useful life of two years. The dashboard was placed in service on March 18, 2025. During the year ended December 31, 2025, the Company recorded $0.2 million in amortization expense.

All other costs under the Sarborg Service Agreement shall be expensed as incurred and recorded within research and development expense in the consolidated statement of operations and comprehensive loss, as the services are designed to aid in the Company’s research and development activities.

During the year ended December 31, 2025, Sarborg was paid $1.8 million for completed milestones under the Sarborg Service Agreement and had no outstanding payable balance as of December 31, 2025. The Company capitalized $0.4 million of diagnostic asset related to the delivery of the dashboard on the consolidated balance. In total, the Company recorded $2.2 million in expense related to milestone payments and signature reports within research and development expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025. During the year ended December 31, 2024, the Company recognized $0.2 million of amortization expense within general and administrative expense in the consolidated statement of operations and comprehensive loss.

Sarborg Additional Agreement

Effective March 31, 2025, the Company entered into an additional license and use agreement (the “Sarborg Additional Agreement”) with Sarborg, a related party, covering certain additional deliverables and incorporating a new scope of work focused on analysis of the Company’s acquired AstraZeneca assets. The term of the Sarborg Additional Agreement is for six months and provides for the payment, in aggregate, of $2.0 million, which includes an up-front license fee for the term of such agreement, in cash or stock at the Company’s election at the closing price on the day preceding the effective date of such agreement. On March 31, 2025, the Company prepaid $1.65 million of the Sarborg Additional Agreement through the issuance of 617 fully vested unregistered shares of Common Stock. The Company recorded the shares issued under the Sarborg Additional Agreement at their fair value, as determined by the closing price of the Company’s Common Stock on March 30, 2025, $2,669.87. Effective June 24, 2025, the term was extended to be 12 months from the effective date of the Sarborg Additional Agreement at no additional cost to the Company. Effective October 1, 2025, the term was extended to be 12 months from the previous extension date of May 2, 2025 to extend the term of the license to March 31, 2027 at no additional cost to the Company. The Company recorded the fair value of $1.5 million as prepaid within the consolidated balance sheets. During the year ended December 31, 2025, the Company recorded research and development expense of $1.3 million within the consolidated statements of operations and comprehensive loss related to the Sarborg Additional Agreement. As of December 31, 2025, $0.6 million of the prepaid balance remains within the consolidated balance sheet.

First Addendum to the Sarborg Additional Agreement

Effective July 1, 2025 the Company entered into an Addendum (the “First Addendum”) to the Additional Agreement with Sarborg, a related party. Under the terms of the Addendum, Sarborg will expand the scope of the Additional Agreement to provide external analysis of third-party pharma companies assets suitable for drug re-purposing and evaluate the efficacy of the assets utilizing CDT’s license to Sarborg’s machine learning platform. The scope of work is expected to be completed in 4 weeks, which may be renewed or extended upon the mutual written agreement of the parties. The total consideration for the additional services, payable in cash in two tranches, was $0.3 million. The Company paid $0.3 million during the year ended December 31, 2025 and included the total in the consolidated statement of operations and comprehensive loss.

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

The term of the Second Addendum is a minimum of four (4) months, which may be renewed or extended upon the mutual written agreement of the Company and Sarborg. The initial consideration for the expanded scope of work was $0.2 million, which was paid during the third quarter of 2025 and included in the consolidated statement of operations and comprehensive loss. The Company agreed to pay further consideration of up to $0.2 million in cash or shares, at the Company’s sole discretion, at such time as the Company invests more than $0.6 million in cryptocurrency as part of its treasury strategy. The Company paid $0.3 million in total during the year ended December 31, 2025 and included the total in the consolidated statement of operations and comprehensive loss.

In total, the Company recorded $4.2 million of research and development expense for the year ended December 31, 2025, all of which related to services and costs incurred through the Sarborg Agreement, Sarborg Additional Agreement, First Addendum to the Sarborg Additional Agreement and the Second Addendum to the Sarborg Additional Agreement, collectively.

Manoira Joint Development Agreement

On June 3, 2025, the Company entered into a joint development agreement (the “Joint Development Agreement”) with Manoira Corporation (“Manoira”) for a term of one year, which will be automatically renewed for successive one-year terms unless advance termination notice is provided in accordance with the terms of the Joint Development Agreement. Manoira is an entity controlled by Dr. Andrew Regan, of which he is sole director, and of which Chele Chiavavcci Farley is a shareholder, and is therefore considered a related party of the Company. Refer to Note 16 for additional details.

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

Effective June 3, 2025, in exchange for the approximate $0.5 million of consideration to be paid by CDT under the Joint Development Agreement, CDT issued to Manoira 774 shares of its Common Stock, (the “Consideration Shares”) valued at the closing price of the Common Stock immediately preceding execution of the Joint Development Agreement. The Company recorded the shares issued under the Joint Development Agreement at their fair value, as determined by the closing price of the Company’s Common Stock on June 3, 2025, $646. The Company recorded the fair value of $0.4 million as prepaid within the consolidated balance sheets. During the year ended December 31, 2025, the Company recorded $0.1 million amortization expense for research and development activities provided to date.

11. Share Based Compensation

On September 22, 2023, in connection with the Merger, the Company adopted the CDT Equity Inc. 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan became effective upon the closing of the Merger. The 2023 Plan initially provided for the issuance of up to 38 shares of Common Stock. Pursuant to the 2023 Plan’s “evergreen” provision, on February 6, 2025 and January 10, 2024, the Company increased the number of shares of Common Stock available for issuance under the 2023 Plan by 23 and 12 shares, respectively. The number of authorized shares will automatically increase on January 1, 2026 and continuing annually on each anniversary thereof through (and including) January 1, 2033, equal to the lesser of (i) 5% of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Common Stock as determined by the Board or the applicable committee of the Board. The 2023 Plan allows for awards to be issued to employees and non-employee directors in the form of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units, dividend equivalents, other stock-based, or other cash-based awards.

On August 5, 2025, at the Company’s 2025 Annual Meeting of Stockholders, stockholders approved an amendment and restatement of the Company’s 2023 Stock Incentive Plan (as amended, the “Amended 2023 Stock Incentive Plan”) to authorize an additional 10,000 shares of Common Stock for awards under the Amended 2023 Stock Incentive Plan. The Amended 2023 Stock Incentive Plan was recommended and approved by the Board on July 8, 2025. As of December 31, 2025, there were 1,212 shares of Common Stock available for issuance under the 2023 Plan. For the years ended December 31, 2025 and December 31, 2024, and all share-based compensation expense was recorded within general and administrative expense on the consolidated statement of operations and comprehensive loss.

On January 1, 2026, in accordance with the 2023 Plan, the number of authorized shares under the 2023 plan increased by 4,630 shares. Following the increase on January 1, 2026, 5,842 shares of Common Stock are available for issuance under the 2023 Plan.

Board of Directors Shares

On March 30, 2025, certain non-employee directors elected to receive their unpaid cash retainers due through the period ended June 30, 2025, under the Director Compensation Program, in the form of fully vested shares of Common Stock. In total, $0.1 million of unpaid retainers was settled through the issuance 53 unregistered shares of Common Stock (the “Retainer Shares”). The Company recorded the Retainer Shares at their fair value, as determined by intraday share prices of the Company’s Common Stock on March 31, 2025. In relation to the Retainer Shares, the Company recorded $0.1 million of expense within general & administration expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

On April 16, 2025, 38 shares of the Company’s Common Stock were issued to a non-employee director. The shares were approved by the Board as a one-time award for services provided to the Company. The Company recorded the shares at their fair value, as determined by the Company’s closing share price on the prior trading day, April 15, 2025. The Company recorded $0.1 million within general & administration expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2025 in relation to the shares.

On August 5, 2025, the Company approved and granted equity awards to non-employee directors under the 2023 Plan, in the form of 225 options to purchase the Company’s Common Stock, which vested immediately upon issuance. The Company compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $0.1 million.

Cryptocurrency Consulting

Effective June 27, 2025, the Company entered into an agreement (the “Crypto Consulting Agreement”) for a third-party consultant to evaluate and advise on the potential adoption of a part cryptocurrency treasury reserve strategy. The Crypto Consulting Agreement contains a term of 12 months and required compensation of $0.2 million in the form of shares of the Company’s Common Stock. On June 27, 2025, the Company issued 478 shares of Common Stock valued at the closing price for the previous day, $576. The $0.2 million of compensation was recorded as a prepaid expense in the consolidated balance sheets. For the year ended December 31, 2025, the Company recorded $0.1 million of general and administrative expense within the consolidated statements of operations and comprehensive loss related to the amortization of the prepaid expenses.

Management Shares

Effective September 19, 2025, 5,600 and 2,400 shares of the Company’s Common Stock were issued to the Company’s CEO and CFO, respectively. The shares were approved by the Board as a one-time award for services provided to the Company. The Company recorded the shares at their fair value, as determined by the Company’s closing share price on the prior trading day, September 18, 2025. The Company recorded $1.1 million within general & administration expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2025 in relation to the shares.

Restricted Stock

In connection with the Merger, and by Unanimous Written Consent of the Board of Directors, the then Chief Financial Officer of the Company was granted 1 RSU on December 1, 2023 at a weighted average grant date fair value of $1,653,000 per unit. The RSUs were to vest in equal annual instalments on the first three anniversaries of the closing of the Merger. Upon the then Chief Financial Officer’s resignation, effective May 15, 2024, the RSU was forfeited. On June 7, 2024, by Unanimous Written Consent of the Board of Directors, the Interim Chief Financial Officer of the Company and a Board member were each granted 1 share of immediately vested restricted stock at a weighted average grant date fair value of $852,000. The shares of restricted stock were fully vested as of the grant date.

By unanimous written consent of the Board, the Company granted 525 Restricted Stock Units to three Board members (175 RSUs per Board member) for past services performed on August 12, 2025. The RSUs fully vested on the grant date and the expense was recorded to general and administrative expense in the consolidated statement of operations and comprehensive loss based upon the CDT closing share price of $348 on the date of the grants.

The following table summarizes restricted stock activity for the 2023 Plan:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2024	-	$-
Granted	525	$348
Cancelled/forfeited	-	$-
Vested	(525)	$(348)
Outstanding at December 31, 2025	-	$-

Stock Options

The Company estimated the fair value of stock options granted in the periods presented using a Black-Scholes option-pricing model utilizing the following weighted-average assumptions:

	For the year ended December 31,
	2025	2024
Expected volatility (%)	158.5%	83.9%
Expected term (years)	10.0	5.5
Risk-free interest rate (%)	4.22%	4.32%
Expected dividend yield (%)	0%	0%

The Company granted 225 and 18 stock options during the years ended December 31, 2025 and December 31, 2024, respectively. The weighted-average grant-date fair value of the options granted was $378 and $25,740 for the years ended December 31, 2025 and December 31, 2024, respectively.

The following table summarizes stock activity for the 2023 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	21	$244,560	9.72	$-
Granted	225	$378	-	$-
Cancelled/forfeited	(1)	$341,988	-	$-
Exercised	-	$-	-	$-
Outstanding at December 31, 2025	245	$19,914	8.74	$-
Exercisable	239	$12,460	8.64	$-
Unvested	6	$309,740	8.23	$-

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of December 31, 2025, the total compensation cost related to non-vested option awards not yet recognized was $2.8 million with a weighted average remaining vesting period of 1.14 years.

12. Income Taxes

Loss from operations before income taxes for the years ended December 31, 2025 and 2024 is summarized below (in thousands):

	For the year ended December 31,
	2025	2024
Loss from operations before income taxes:
US	(22,067)	(12,855)
Foreign	(17,157)	(4,947)
Loss from operations before income taxes	(39,224)	(17,802)

The provision (benefit) for income taxes for the years ended December 31, 2025 and December 31, 2024 is as follows (in thousands):

	For The Years Ended
	2025		2024
Current	$		$
Federal		-		-
State		-		-
Foreign		-		-
Deferred
Federal		(2,531)		(2,429)
State		(483)		355
Foreign		(1,550)		(931)
Net Income Tax Expense		$-		$-

The total unrecognized tax benefits for the years ended December 31, 2025 and December 31, 2024, are summarized below (in thousands):

For The Years Ended
	2025	2024
Unrecognized tax benefits, beginning of period	$-	$-
Increases (decreases) for prior year tax positions	-	-
Decreases for expiration of statute of limitations
Settlements
Unrecognized tax benefits, end of period	$-	$-

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits. Interest and penalties related to uncertain tax positions, if any, are recognized as a component of income tax expense, and none were accrued as of December 31, 2025 and 2024.

The total income taxes paid (net of refunds received) for the years for the years ended December 31, 2025 and December 31, 2024, are summarized below (in thousands):

For The Years Ended
	2025	2024
Federal	$-	$-
Foreign	-	-
Total	$-	$-

The following summarizes the jurisdictions that exceeded 5% of the Company’s total income taxes paid (net of refunds) for the years presented below (in thousands):

For The Years Ended
	2025	2024
Federal	$-	$-
Foreign	-	-
Total	$-	$-

The following table reconciles the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate for the year ended December 31, 2025. The reconciliation reflects the enhanced rate-reconciliation disclosure requirements retrospectively adopted during the year ended December 31, 2025 under ASU 2023-09 (in thousands, except percentages).

	Year Ended December 31, 2025		Year Ended December 31, 2024
Taxes at federal statutory rate	$(8,237)	21.0%	$(3,745)	21.0%
State income tax, net of federal benefit	-	0%	710	-4.0%
Foreign tax effects:
United Kingdom:
NOL adjustment	147	-0.4%	-	0%
Change in valuation allowance	1,525	-3.9%	931	-5.2%
Other	(276)	0.7%	(135)	0.8%
Cayman:
Foreign Rate Differential	2,155	-5.5%	244	-1.4%
Change in valuation allowance	2,531	-6.5%	1,719	-9.7%
Nontaxable or nondeductible items:
Non-deductible loss on stock issuance	1,470	-3.7%	-	0.0%
Convertible debt	480	-1.2%	268	-1.5%
Other permanent items	129	-0.3%	84	-0.5%
Other adjustments:
Other	76	-0.2%	(76)	0.4%
State Re-Rate	-	0%	-	0%
Total provision (benefit) for income taxes	$-	0.0%	$-	0.0%

The tax effects of temporary differences which give rise to significant portions of deferred tax assets are as follows as of December 31 (in thousands):

	December 31,
	2025	2024
Total deferred tax Assets:
Stock options	$394	$280
Transaction Costs	397	393
Research & Development	1,682	671
Accruals	27	141
Net operating loss carryforward	6,519	2,970
Valuation allowance	(9,019)	(4,455)
Net deferred income tax asset	-	-

Total deferred tax liabilities:
Total deferred tax liabilities	-	-
Net deferred income tax liability	$-	$-

As of December 31, 2025 and 2024, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $16.7 million and $1.9 million, respectively, which have indefinite carryforward periods and may offset up to 80% of future taxable income.

As of December 31, 2025, the Company had state NOL carryforwards of approximately $5.5 million, consisting of $1.9 million that began to expire in 2024 and $3.7 million with indefinite carryforward periods. State NOL carryforwards were approximately $1.9 million as of December 31, 2024.

As of December 31, 2025, the Company had foreign NOL carryforwards of approximately $11.0 million, all related to United Kingdom operations, which carry forward indefinitely. Foreign NOL carryforwards were approximately $4.7 million as of December 31, 2024.

The Company evaluates the realizability of its deferred tax assets at each reporting date. Based on the weight of available evidence, including cumulative losses since inception, the Company concluded that it is more likely than not that its deferred tax assets will not be realized. Accordingly, the Company maintains a full valuation allowance, which totaled approximately $9.0 million and $4.5 million as of December 31, 2025 and 2024, respectively.

The Company’s ability to utilize its NOL carryforwards may be limited under Section 382 of the Internal Revenue Code if an ownership change occurs. The Company has not completed a formal Section 382 analysis, and therefore the extent to which NOL carryforwards may be subject to limitation is uncertain. Deferred taxes have not been recorded for outside basis differences related to investments in foreign subsidiaries because such differences are not expected to result in taxable income in the foreseeable future.

Sale of Wholly-Owned Subsidiary - Tax Treatment

Under Section 1032 of the Internal Revenue Code, a corporation does not recognize gain or loss on the issuance of its own stock. Accordingly, the issuance of common stock as consideration for the sale was not a taxable event to the Company. The Company’s amount realized on the disposition was zero, as the stock issued represents consideration paid rather than proceeds received. The Company’s adjusted tax basis in CPL was de minimis. The loss recognized under GAAP is treated as a permanent book-tax difference and has no current or deferred income tax effect. This permanent difference is reflected in the effective tax rate reconciliation as a non-deductible loss on stock issuance of approximately $1.5 million, or 3.7% of consolidated pre-tax loss.

Upon completion of the disposition, the outside basis difference was resolved with no incremental tax, as CPL operated in a zero-tax jurisdiction, and the disposition did not generate taxable gain.

13. Common Stock and Preferred Stock

Common Stock

As of December 31, 2025 and 2024, the Company has authorized the issuance of up to 250,000,000 shares of common stock, respectively, at a par value $0.0001 per share.

As of December 31, 2025 and 2024 there were 92,140 and 461 shares of Common Stock issued and outstanding, respectively. No cash dividends have been declared or paid as of December 31, 2025.

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

Preferred Stock

As of December 31, 2025 and 2024, the Company has authorized the issuance of up to 1,000,000 shares of Conduit Pharmaceuticals, Inc. preferred stock (the “Preferred Stock”). December 31, 2025 and 2024, no preferred shares were issued and outstanding.

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

During the year ended December 31, 2025, the Company sold 44,570 shares of Common Stock under the Sales Agreement and generated $19.8 million in net proceeds after paying $0.7 million in fees to A.G.P.

During the year ended December 31, 2024, the Company sold 107 shares of Common Stock under the Sales Agreement and generated $3.2 million in net proceeds after paying fees to A.G.P. and other issuance costs of $0.2 million.

No shares remained to be sold under the Sales Agreement as of December 31, 2025.

14. Net Loss Per Share

The following table presents the calculation of basic and diluted earnings/(net loss) per share (in thousands, except share amounts and per share data):

	For the years ended December 31,
	2025	2024
Numerator:
Net loss – basic and diluted	$(39,224)	$(17,802)
Denominator:
Weighted average shares used in computing net loss per share - diluted	33,300	289
Net loss per share, basic and diluted	$(1,177.89)	$(61,598.62)

Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	December 31, 2025	December 31, 2024
Public warrants	46	46
A.G.P. Warrants	1	1
Convertible Promissory Notes Payable	-	1
Stock Options	21	21
August 2024 Nirland Note	-	224
A.G.P. Convertible Note	51	192
March 2024 Warrants	1	1
April 2024 Warrants	4	4
A.G.P. 2024 Warrants	9	9
Antidilutive Securities	133	499

For the year ended December 31, 2025, 147,432 shares of the Pre-Funded Warrants were included in the denominator of both the basic and diluted net loss per share calculation because the Pre-Funded Warrants are exercisable for nominal cash consideration and considered outstanding for the purposes of net loss per share.

15. Commitments and Contingencies

Legal Proceedings

The Company is subject to certain claims and contingent liabilities that arise in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any legal action, pending or otherwise, does not become material in the future.

On September 7, 2023, following the merger between Conduit Pharmaceuticals Limited and Conduit Merger Sub, Inc., a Cayman Islands exempted company, Strand filed a claim in the Business and Property Courts of England and Wales claiming it was entitled to be paid the sum of $2 million and, as a result of the completion of the Business Combination, to be issued 21 shares of the Company’s Common Stock as a market value calculated by Strand of $65 million. The trial in this matter ended in October 2025, with a judgment finalized on December 16, 2025, in the amount of approximately $7 million, plus interest and repayment of a fraction of Strand’s costs totaling $9.6 million. CDT is not a party to the CPL judgment.

Prior to the issuance of the judgment, the Company completed the sale of CPL to Corvus, pursuant to the Sale and Purchase Agreement. See Note 4, Note 16 and Note 18 for further discussion of the sale of CPL in relation to the Strand litigation. In connection with the transaction, the Company obtained legal advice and structured the arrangement such that CPL retained the obligation associated with the Strand litigation following the sale on December 8, 2025. However, as discussed in Note 4, the Company evaluated the accounting implications of the transaction, including the assessment of isolation, and concluded that the arrangement did not satisfy isolation of the Company from Conduit Pharmaceuticals Limited (“CPL”). Accordingly, in connection with the judgment, Conduit Pharmaceuticals Limited recorded a $9.6 million litigation liability and included in the Company’s consolidated balance sheet. To date, no legal action against the Company has commenced to enforce the judgement against the Company and the Company will continue to vigorously defend its position as it relates to the litigation with Strand.

Separately, during November and December 2024, the Company received a letter from St George Street Capital and formal complaints filed with the Intellectual Property Office claiming the Company was incorrectly assigned the US Application, and was not the correct owner, of the AZD 1656 co-crystal patent. In January 2025, Conduit issued a counter statement to the Intellectual Property Office disputing the claim filed by St George Street Capital. The litigation challenges the registration of the patent and the Company does not believe there to be any financial implications from the litigation. As of December 31, 2025, the damages sought by St George Street Capital are unknown and the potential contingency is not considered probable. As such, the Company has not accrued a loss contingency in the accompanying financial statements. We intend to vigorously defend against these IP claims. Regardless of the eventual outcome, the patent dispute may impact our business due to, among other things, legal costs and the diversion of the attention of our management.

16. Related Party Transactions

Corvus Capital Limited

Corvus Capital Limited (“Corvus”) is a significant investor in the Company through subscribing to 1 common shares prior to the closing of the Merger on September 22, 2023. The shares held by Corvus on the closing date of the Merger were exchanged for shares of Conduit Pharmaceuticals Inc. common stock. The Chief Executive Officer and principal owner of Corvus is a member of Conduit’s board of directors. Occasionally, Corvus provides advisory services to the Company and is paid a fee for the services. As of December 31, 2025 and 2024, no advisory fees were due to Corvus.

For the years ended December 31, 2025 and 2024, the Company incurred director travel expenses payable to the member of the board of directors of approximately $0.4 million and $0.4 million, respectively. During the year ended December 31, 2025, the Company’s Compensation Committee approved a one-time payment of $0.4 million to Corvus in lieu of cash fees paid to the CEO.

Corvus - Sale of CPL

See Note 4 and Note 15 for discussion of the sale of CPL to Corvus.

Nirland

On August 6, 2024, the Company entered into the August 2024 Nirland Note with Nirland, a related party of the Company. The Company determined that Nirland was a related party due to Nirland’s ownership interest in the Company concurrently with the execution of the August 2024 Nirland Note. Additionally, on October 28, 2024, the Company issued the October 2024 Nirland Note to Nirland, and on October 31, 2024, the Company and Nirland amended the August 2024 Nirland Note, and on November 22, 2024, the Company and Nirland amended the August 2024 Nirland Note for a second time. During the first quarter of the year ended December 31, 2025, the Company repaid Nirland through conversions and a final cash payment. As of December 31, 2025, there was no remaining balance payable to Nirland. Refer to Note 8 and Note 16 above for additional information.

Sarborg

On December 12, 2024, the Company entered into the Sarborg Service Agreement with Sarborg. During 2025, the Company and Sarborg entered into the Sarborg Additional Agreement, First Addendum to the Sarborg Additional Agreement and the Second Addendum to the Sarborg Additional Agreement. Dr. Andrew Regan, a member of Conduit’s board of directors, also sits on the board of directors of Sarborg but does not have an equity interest in Sarborg. During the year ended December 31, 2025, the Company recorded $4.2 million as research and development expense related to the Sarborg Service Agreement. Refer to Note 10 above for additional information regarding the Company’s agreements with Sarborg.

Manoira

On June 3, 2025, the Company entered into a joint development agreement (the “Joint Development Agreement”) with Manoira Corporation. Dr. Andrew Regan, Chief Executive Officer and member of the Board, also is a director and controlling member of Manoira. Through the Joint Development Agreement, the Company and Manoira intend to jointly evaluate AZD1656, and any of its derivatives, as well as AZD5658, in animal health indications and produce transitional data to inform the Company’s human clinical programs while exploring veterinary market opportunities. The Company delivered shares of the Company’s Common Stock worth $0.5 million to Manoira as its contribution to the Joint Development Agreement, with Manoira bearing all subsequent costs incurred during the joint development period. During the year ended December 31, 2025, the Company recorded $0.1 million of research and development expense in the consolidated statement of operations and comprehensive loss. As of December 31, 2025, the Company has a $0.3 million prepaid expense related to the Joint Development Agreement recorded in the consolidated balance sheet. Refer to Note 10 for additional details.

Officers and Directors

On April 22, 2024, the Company issued in a private placement common stock purchase warrants (the “April Warrants”) to third parties which also included certain directors, to purchase up to an aggregate of 3 shares of the Company’s common stock, in exchange for entering into a lock-up with respect to the shares of common stock held by such holder and for such directors, $37,500 per warrant. The April Warrants are not exercisable until one year after their date of issuance. Each April Warrant is exercisable into one share of the Company’s common stock at a price per share of $936,000 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. The April Warrants are classified within permanent equity on the consolidated balance sheets, as the settlement amount would equal the difference between the fair value of a fixed number of shares and a fixed monetary amount (or a fixed amount of a debt instrument). See Note 18 for additional information on the April 2024 Warrants.

As discussed above, in relation to Corvus, the Company’s Compensation Committee approved a one-time payment of $0.4 million to Corvus in lieu of cash fees paid to the CEO that was paid during the year ended December 31, 2025. There was no comparative activity during the year ended December 31, 2024.

17. Other Expense, net

The following table presents other expense, net, for the years ended December 31, 2025 and 2024 (in thousands):

	For the years ended December 31,
	2025	2024
Other income:
Change in fair value of warrant liability	138	221
Change in fair value of convertible note payment	-	2,018
Gain on debt extinguishment	278	2,473
Income Tax Refund	-	314
Unrealized foreign currency transaction gain	16	2
Gain on waiver of accrued interest	371	-
Research and development tax receivable	97	-
Gain on the issuance of shares for services	70	-
Other	-	7
Total other income:	970	5,035
Other expense:
Loss on issuance of warrants	-	2,710
Loss on Debt Extinguishment	-	3,179
Loss on the change in fair value of convertible notes payable	2,737	-
Realized losses on disposition of digital assets	403	-
Realized foreign currency transaction loss	-	16
Other expense	6	20
Total other expense	3,146	5,925
Total expense, net	$(2,176)	$(890)

18. Warrants

Equity Classified Warrants

The Publicly Traded Warrants, Private Placement Warrants, March 2024 Warrants, the April 2024 Warrants and Pre-Funded Warrants (collectively the “Equity Classified Warrants”), are classified within permanent equity on the consolidated balance sheets, as the settlement amount would equal the difference between the fair value of a fixed number of shares and a fixed monetary amount (or a fixed amount of a debt instrument).

Publicly Traded and Private Placement Warrants

Pursuant to MURF’s initial public offering, the Company sold 44 units at a price of $3,000,000 per unit. Each unit consisted of one share of MURF Class A common stock and one redeemable warrant “the “Publicly Traded Warrant”). Each whole Publicly Traded Warrant entitled the holder to purchase one share of Class A common stock at a price of $3,450,000 per share, subject to adjustment. The warrants are publicly traded on The Nasdaq Capital Market under the trading symbol “CDTTW”.

Simultaneously with the closing of its initial public offering, MURF consummated the private sale to the Sponsor of 2 private placement units at a price of $3,000,000 per private placement unit. Each private placement unit was comprised of one share of MURF Class A common stock and one warrant (the “Private Placement Warrant”). Each Private Placement Warrant was exercisable to purchase one share of MURF Class A common stock at a price of $3,450,000 per share, subject to adjustment. The private placement units (including the Class A common stock issuable upon exercise of the warrants included in the private placement units) were not transferable, assignable, or saleable until 30 days after the completion of a Merger, subject to certain exceptions.

Upon the closing of the Merger, the Company assumed the Publicly Traded Warrants and Private Placement Warrant. The Publicly Traded Warrant and Private Placement Warrant were amended to entitle each holder to purchase one share of the Company’s Common Stock.

March 2024 Warrants

On March 20, 2024, the Company issued in a private placement equity classified common stock purchase warrants (the “March 2024 Warrants”) to an investor to purchase up to an aggregate 1 share of the Company’s Common Stock, in exchange for entering into a lock-up with respect to the shares of common stock held by such holder (the “March Lock-Up Agreement”). The Company recognized at $0.5 million loss on the issuance of the warrants during the year ended December 31, 2024. The Company determined that the March 2024 Warrants should be classified within equity and estimated the fair value of the warrants issued as of March 20, 2024, using a Black-Scholes option-pricing model utilizing the following assumptions:

March 20, 2024
Closing stock price	$1,041,000
Contractual exercise price	$954,000
Risk-free rate	4.41%
Estimated volatility	78.5%
Time period to expiration	3 Years

A fair value of $0.5 million was calculated and recorded within additional paid-in capital on the consolidated balance sheets. The March 2024 Warrants are not exercisable until one year after their date of issuance. Each March 2024 Warrant is exercisable into one share of the Company’s Common Stock at a price per share of $954,000 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the March 2024 Warrants. Notwithstanding the foregoing, the March 2024 Warrants shall vest, and not be subject to forfeiture, with respect to 25% of such March 2024 Warrants commencing on the 90th day after the date of the March Lock-Up Agreement and 25% on each subsequent 90-day anniversary, in each case vesting only if the holder agrees to continue to have its shares of Common Stock remain locked up pursuant to the March Lock-Up Agreement on such date.

April 2024 Warrants

On April 20, 2024, the Company issued in a private placement equity classified common stock purchase warrants (the “April 2024 Warrants”) to shareholders’ of the Company to purchase up to an aggregate 4 shares of the Company’s Common Stock, in exchange for (1) $37,500 per warrant and (2) entering into a lock-up with respect to the shares of common stock held by such holders (the “April Lock-Up Agreement”). 3 of the total April 2024 Warrants issued were issued to directors, related parties and management of the Company. The Company received cash of $0.2 million and recognized a $2.2 million loss on the issuance of the warrants during the year ended December 31, 2024. The Company determined that the April 2024 Warrants should be classified within equity and estimated the fair value of the warrants issued as of April 20, 2024, using a Black-Scholes option-pricing model utilizing the following assumptions:

April 20, 2024
Closing stock price	$924,000
Contractual exercise price	$936,000
Risk-free rate	4.81%
Estimated volatility	78.3%
Time period to expiration	3 Years

A fair value of $2.4 million was calculated and recorded within additional paid-in capital on the -consolidated balance sheets. The April 2024 Warrants are not exercisable until one year after their date of issuance. Each April 2024 Warrant is exercisable into one share of the Company’s Common Stock at a price per share of $936,000 (as adjusted from time to time in accordance with the terms thereof) for a two-year period after the date of exercisability. There is no established public trading market for the April 2024 Warrants. Notwithstanding the foregoing, the April 2024 Warrants shall vest, and not be subject to forfeiture, with respect to 25% of such April 2024 Warrants commencing on the 90th day after the date of the April Lock-Up Agreement and 25% on each subsequent 90-day anniversary, in each case vesting only if the holder agrees to continue to have its shares of Common Stock remain locked up pursuant to the April Lock-Up Agreement on such date.

Pre-Funded Warrants

In connection with the Sale and Purchase Agreement with Corvus, the Company issued Pre-Funded Warrants to purchase up to 147,432 shares of the Company’s Common Stock at an exercise price of $.0025 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time on or after shareholder approval (the “Shareholder Approval Date”) and remains outstanding until exercised in full. The exercise price is considered nominal, and the holder is only required to pay the exercise price upon exercise to receive the underlying common shares. The Pre-Funded Warrants do not expire.

The Pre-Funded Warrants provide the holders with the right to exercise on a cash or cashless basis and do not contain any provisions that would require the Company to settle the warrants in cash or any other assets. The warrants are indexed to the Company’s own stock and meet all of the criteria for equity classification under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Accordingly, the Pre-Funded Warrants are classified in additional paid-in capital within the Company’s consolidated statements of changes in stockholders’ deficit.

Because the exercise price of the Pre-Funded Warrants is nominal, the Company considers the shares underlying the Pre-Funded Warrants to be common stock equivalents that are substantively outstanding as of the issuance date. As a result, the underlying shares are included in basic and diluted weighted-average shares outstanding in accordance with ASC 260, Earnings Per Share.

The Pre-Funded Warrants include provisions that restrict the holder from exercising any portion of the warrants to the extent that, following such exercise, the holder and its affiliates would beneficially own more than 49.99% of the Company’s outstanding Common Stock.

During the year ended December 31, 2025, the Company recorded the issuance of the Pre-Funded Warrants as an increase to additional paid-in capital of $6.6 million, representing the fair value of the Pre-Funded Warrants at issuance. The $6.6 million fair value of the Pre-Funded Warrants was also recorded as a loss upon the issuance of warrants within other expense of the Company’s consolidated statement of operations and comprehensive loss. There is no subsequent remeasurement because the warrants are classified as equity. See Note 4 for further discussion of the Sale and Purchase Agreement.

Liability Classified Warrants

Pursuant to subscription agreements, 6 PIPE Warrants were issued to the PIPE Investors as of the closing of the Merger. The warrants provide the PIPE Investors the right to purchase up to 6 shares of Common Stock at an exercise price of $3,450,000. Additionally, on the Closing Date of the Merger, the Company issued 1 A.G.P. Warrants to an advisor for services provided directly related to the Merger. The warrants provide the advisor the right to purchase up to 1 shares of Common Stock at an exercise price of $3,300,000 per share.

The warrants issued to the PIPE Investors and the advisor contain materially the same terms and are exercisable for a period of five years, beginning on October 22, 2023.

The PIPE Warrants are exercisable for cash or on a cashless basis, at the holder’s option. The PIPE Warrants are not redeemable by the Company.

The A.G.P. Warrants are exercisable for cash or on a cashless basis, at the holder’s option. The Company may call the A.G.P. Warrants for redemption, in whole and not in part, at any time after the A.G.P. Warrants become exercisable and prior to their expiration, at a price of $3,000 per A.G.P. Warrant.

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the reported last sale price of the Common Stock equals or exceeds $5,400,000 per share (as adjusted for stock splits, stock dividends, recapitalizations and other similar events) for any 20 trading days within a 30-trading day period commencing once the A.G.P. Warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders; and

●	provided there is a current registration statement in effect with respect to the shares of Common Stock underlying the A.G.P. Warrants for each day in the 30-trading day period and continuing each thereafter until the redemption date.

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

The exercise of the A.G.P. 2024 Warrants and the issuance of the shares of Common Stock underlying the Warrants is subject to stockholder approval under applicable rules and regulations of Nasdaq. The warrants are exercisable for a period of five years, beginning on the stockholder approval date. The A.G.P 2024 Warrants are exercisable for cash, or on a cashless basis if at the time of exercise there is no effective registration statement registering the resale of the warrant shares. The A.G.P. 2024 Warrants are not redeemable by the Company. On October 29, 2024, the Company recorded a warrant liability of $0.2 million. As part of the special meeting of stockholders taking place on January 9, 2025, the stockholders approved the issuance of up to an aggregate of 9 shares of the Company’s common stock upon exercise of the A.G.P. 2024 Warrants.

The PIPE Warrants, A.G.P. Warrants, and the A.G.P 2024 Warrants (collectively the “Liability Classified Warrants”) are classified as derivative liabilities because they do not meet the criteria in ASC 815-40 to be considered indexed to the entity’s own stock as the warrants could be settled for an amount that is not equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Liability Classified Warrants are initially measured at fair value and are remeasured at fair value at subsequent financial reporting period end dates and upon exercise (see Note 5 for additional information regarding fair value).

On December 11, 2024, the Company reduced the exercise price of the PIPE Warrants to be $26,490, at which time all PIPE Warrants were exercised. The Company received approximately $0.2 million of proceeds from the exercise of the Warrants, all of which was used to pay down the October 2024 Nirland Note.

For the years ended December 31, 2025 and 2024, the Company remeasured the fair value of the Liability Classified Warrants and recorded a gain on the change in the fair value of $0.1 million and $0.2 million, respective. The gains were recorded to other income (expense), net, on the consolidated statements of operations and comprehensive loss. As of December 31, 2025 the consolidated balance sheet contained an immaterial warrant liability balance. As of December 31, 2024, the consolidated balance sheets contained a warrant liability of $0.1 million.

19. Segments

The Company has one operating segment focused on the research and development of clinical assets. The accounting policies of the single operating segment are identical to those described in Note 3. The CODM, which the Company has identified as Andrew Regan, Chief Executive Officer, manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated net loss, which is reported on the consolidated statements of operations and comprehensive loss. Depreciation expense, amortization expense, stock-based compensation expense, and non-cash lease expense are significant noncash items included in consolidated net loss reviewed by the CODM and are reported on the consolidated statements of cash flows. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the chief operating decision maker and are reported on the consolidated statements of cash flows.

The CODM uses consolidated net loss and budget-to-actual variances to assess the performance of the operating segment and determine if the Company is progressing towards its goals.

The following table presents certain financial data for the Company’s reportable segment (in thousands):

	December 31,
(Dollar amounts in thousands)	2025	2024
Operating expenses:
Research & development expenses-clinical asset development	$802	$3,278
Research & development expense – related parties	3,952	100
Research & development expense – related parties - digital assets	300	-
General and administrative expenses – legal & professional fees	4,682	2,258
General and administrative expenses – litigation liability accrual	9,594	-
General and administrative expenses – accounting & audit fees	1,749	1,625
General and administrative expenses – salaries, payroll and stock-based compensation	5,020	4,098
General and administrative expenses - issuance of common stock and pre-funded warrants	7,000	-
General and administrative expenses - other	3,658	4,060
Total operating costs and expenses	36,757	15,419
Operating loss	(36,757)	(15,419)
Other expenses:
Other expense	(1,774)	(890)
Other expense – digital assets	(402)	-
Total other expense, net	(2,176)	(890)
Interest Income	28	13
Interest expense, net	(319)	(1,506)
Total other expense, net	(2,467)	(2,383)
Net loss	$(39,224)	$(17,802)

Other segment items consist of the items within Note 17 to the consolidated financial statements.

20. Subsequent Events

Equity Purchase Agreement

On January 16, 2026, the Company entered into a directed stock purchase agreement with an institutional investor relating to an equity line of credit facility (the “ELOC”). Pursuant to the directed stock purchase agreement. the Company will have the right from time to time at its option to sell to the purchaser up to $25 million of the Company’s Common Stock, par value $0.0001 per share.

The Purchase Agreement is subject to certain customary conditions and limitations, including that (i) the Purchaser shall not be obligated to purchase or acquire and shares of Common Stock that would result in its beneficial ownership exceeding 9.99% of the Company’s then-outstanding voting power and (ii) the Purchaser shall not be obligated to purchase shares of Common Stock if the volume weighted average price for the Common Stock on an advance notice date is less than a floor price of $33.75. On each six-month anniversary, the floor price will adjust to the lower of the Nasdaq Official Closing Price for the day prior to the relevant adjustment date, and the average of the Nasdaq Official Closing Price for the five-day period prior to the relevant adjustment date.

On March 3, 2026, the Company and the institutional investor entered into an amendment to the ELOC. The amendment updated the definition of the regular price floor from the minimum price as of the date of this agreement to $15.00 where applicable within the ELOC. No consideration was payable as a result of the amendment.

Senior Secured Convertible Promissory Note

On March 3, 2026, the Company entered into a securities purchase agreement with an institutional investor. Pursuant to the terms of the ELOC, the Company issued a senior secured convertible Promissory Note with a total principal amount of up to $0.6 million (the “Note”). The Note bears interest at an annual rate of 10% and matures on July 3, 2026. The Company and the institutional investor may mutually agree to extend the maturity date by a period of two months.

Transactions with Investors of Sarborg Limited

On February 19, 2026, the Company entered into a Securities Purchase Agreement with all of the stockholders of Sarborg. The investors of Corvus agreed to sell to the Company, and the Company agreed to acquire from the investors, an aggregate of 1,020 shares of Sarborg, representing approximately 20% of the outstanding common stock of Sarborg.

As consideration for the purchase, the Company has agreed to issue to the investors, in the aggregate: (i) 23,920 shares of the Company’s Common Stock, par value $0.0025 per share and (ii) pre-funded warrants (the to purchase up to 4,399,156 shares of Common. In addition, the Company has agreed to pay Sarborg cash consideration of $8 million, with the cash portion of the consideration deferred until such time as the Company raises no less than $20 million through the use of an at-the-market facility program.

The pre-funded warrants portion of the consideration transferred have an exercise price of $0.0025 per share, subject to adjustment as set forth therein and may not be exercised until such time as the Company obtains the requisite approval from its stockholders in accordance with applicable Nasdaq rules and requirements, including approval for the issuance of the pre-funded warrant shares upon exercise of the pre-funded warrants, as a whole and in the aggregate, in excess of 19.99% of the Common Stock or the voting power that was outstanding on the date of the Securities Purchase Agreement. On March 19, 2026, all 4,399,156 of the pre-funded warrants were exercised through a cashless exercise into 4,398,218 shares of the Company’s Common Stock.

Conversions of the A.G.P Convertible Note

Subsequent to December 31, 2025, the holder of the A.G.P. Convertible Note converted $1.3 million of principal and interest into 161,735 shares of the Company’s Common Stock.

Addendum to Consulting Agreement with NJS Foresight Bio-Advisory, LLC

On February 23, 2026, the Company and NJS entered into an addendum to the NJS Agreement to extend the term of the NJS Agreement an additional twelve months from its initial termination date, December 29, 2026, to December 29, 2027, unless terminated earlier in accordance with the terms of the NJS Agreement. As consideration for entering into the addendum, the Company paid an additional one-time fixed retainer of $0.2 million in the form of 7,989 shares of the Company’s Common Stock, with a fair value of $18.77 per share, the closing price of the Company’s Common Stock on February 20, 2026, the day prior to the date of the addendum.

Addendum to Consulting Agreement with Thesprogen, PC Conversions

On February 24, 2026, the Company and Thesprogen entered into an addendum to the Thesprogen Agreement to extend the term of the Thesprogen Agreement an additional twelve months from its initial termination date, June 28, 2026, to June 28, 2027, unless terminated earlier in accordance with the terms of the Thesprogen Agreement. As consideration for entering into the addendum, the Company paid an additional one-time fixed retainer of $0.2 million in the form of 13,668 shares of the Company’s Common Stock, with a fair value of $17.93 per share, the closing price of the Company’s Common Stock on February 23, 2023, the day prior to the date of the addendum.

Agreement with Maxim Group LLC

On February 6, 2026 The Company and Maxim entered into an agreement to provide general financial advisory and investment banking services to the Company. As Consideration to the agreement, the Company issued to Maxim 5,200 shares of the Company’s Common Stock, with a fair value of $25.25 per share, the closing price of the Company’s Common Stock on February 5, 2026, the day prior to the date of the addendum.

Second Additional Agreement with Sarborg

On January 2, 2026, the Company and Sarborg entered into the Second Additional Agreement. The Second Additional Agreement has a term of six weeks and can be renewed upon the mutual written agreement of both parties. Total consideration payable from the Company to Sarborg totals $0.4 million, with $0.2 million due, and paid, upon execution of the Second Additional Agreement and the remaining balance due as mutually agreed by the parties.

