Form 10-Q
period 2026-03-31
CDT Equity Inc.
filed 2026-07-15
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of July 15, 2026, there were 6,310,778 shares of common stock, $0.0001 par value (the “Common Stock”) of the registrant issued and outstanding.

CDT EQUITY INC.

Form 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended March 31, 2026 contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. This includes, without limitation, statements regarding the financial position and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors,” those described in our Annual Report on Form 10-K for the year ended December 31, 2025, under “Item 1A. Risk Factors,” filed with the U.S. Securities and Exchange Commission (the “SEC”). You are urged to consider these factors carefully when evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report.

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

CDT EQUITY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$97	$1,509
Prepaid R&D services- related party (see Note 8 and Note 13)	765	881
Prepaid R&D services	104	166
Prepaid expenses and other current assets	2,086	1,823
Total current assets	3,052	4,379
Equity method investments	122,932	-
Operating lease right-of-use assets, net	109	142
Equipment and clinical assets, net	213	269
Prepaid expenses and other long-term assets	781	860
Total assets	$127,087	$5,650
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,416	$1,913
Investment payable	8,000	-
Accrued expenses and other current liabilities	786	538
Accrued litigation liability	9,582	9,594
Operating lease liability, current portion	79	115
Convertible promissory notes payable at fair value	773	660
Total current liabilities	21,636	12,820
Total liabilities	21,636	12,820

Commitments and contingencies (see Note 15)	-	-

Stockholders’ equity (deficit)
Common stock, par value $0.0001; 250,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively, 4,722,457 shares and 92,140 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Preferred stock, par value $0.0001; 1,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; nil shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Additional paid-in capital	177,608	61,171
Accumulated deficit	(72,388)	(68,325)
Accumulated other comprehensive income (loss)	231	(16)
Total stockholders’ equity (deficit)	105,451	(7,170)
Total liabilities and stockholders’ equity (deficit)	$127,087	$5,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended March 31,
	2026	2025
Operating expenses:
Research and development expenses	$778	$916
General and administrative expenses	2,878	2,700
Total operating expenses	3,656	3,616
Operating loss	(3,656)	(3,616)
Other income (expense):
Other expense, net	(290)	(969)
Loss on equity method investment	(68)	-
Interest income	-	8
Interest expense	(49)	(176)
Total other expense, net	(407)	(1,137)
Net loss	$(4,063)	$(4,753)
Basic and diluted net loss per share	$(5.56)	$(3,670.27)
Basic and diluted weighted-average common shares outstanding	730,461	1,295
Comprehensive loss:
Foreign currency translation adjustment	247	(68)
Total comprehensive loss	$(3,816)	$(4,821)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	capital	deficit	income	(deficit)

Balance at January 1, 2026	92,140	$-	$61,171	$(68,325)	$(16)	$(7,170)
Issuance of Common Stock for services	26,857	-	530	-	-	530
Issuance of Common Stock upon exercise of conversion option	25,760	-	709	-	-	709
Stock-based compensation	-	-	198	-	-	198
Shares issued for equity line of credit	8,161	-	-	-	-	-
Issuance of common stock upon investment	23,920	-	622	-	-	622
Issuance of warrants upon investment	-	-	114,378	-	-	114,378
Exercise of warrants attributable to investment	4,398,218	-	-	-	-	-
Exercise of warrants attributable to the sale of previously controlled subsidiary	147,401	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	247	247
Net loss	-	-	-	(4,063)	-	(4,063)
Balance at March 31, 2026	4,722,457	$-	$177,608	$(72,388)	$231	$105,451

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	capital	deficit	income	(deficit)

Balance at January 1, 2025	461	$-	$21,894	$(29,101)	$414	$(6,793)
Issuance of Common Stock for services	816	-	2,212	-	-	2,212
Issuance of Common Stock under the ATM Program	1,448	-	8,168	-	-	8,168
Issuance of Common Stock upon exercise of conversion option	443	-	4,080	-	-	4,080
Stock-based compensation	-	-	234	-	-	234
Foreign currency translation adjustment	-	-	-	-	(68)	(68)
Net loss	-	-	-	(4,753)	-	(4,753)
Balance at March 31, 2025	3,168	$-	$36,588	$(33,854)	$346	$3,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,063)	$(4,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt extinguishment, net	-	1,840
Unrealized foreign exchange gain	(1)	(26)
Change in fair value of convertible notes payable	290	(274)
Gain on change in fair value of derivative warrant liability	-	(130)
Loss on equity method investment	68	-
Gain on waiver of accrued interest	-	(371)
Stock-based compensation expense	198	234
Non-cash interest expense	79	167
Operating lease obligations	-	29
Depreciation expense	7	5
Amortization of financed directors and officers insurance	311	369
Issuance of common stock for services	530	-
Amortization expense	542	192
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(787)	(255)
Accounts payable	532	(721)
Accrued expenses and other liabilities	434	(207)
Lease liability	(34)	(28)
Net cash flows used in operating activities	(1,894)	(3,929)
Cash flows from investing activities:
Purchases of equipment and clinical assets	-	(404)
Net cash flows used in investing activities	-	(404)
Cash flows from financing activities:
Net proceeds from the issuance of notes payable	487	-
Proceeds from issuance of common shares related to the ATM program	-	8,061
Repayment of notes payable – related parties	-	(425)
Repayment of notes payable	-	(151)
Repayment of convertible notes payable – related parties	-	(927)
Repayment of convertible notes payable	-	(631)
Net cash flows provided by financing activities	487	5,927
Net change in cash and cash equivalents before effect of exchange rate changes	(1,407)	1,594
Effect of exchange rate changes on cash and cash equivalents	(5)	(18)
Net change in cash	(1,412)	1,576
Cash and cash equivalents at beginning of period	1,509	554
Cash and cash equivalents at end of period	$97	$2,130

Supplemental cash flow information:
Cash paid for interest	$-	$170
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Issuance of common stock upon exercise of conversion option	$709	$4,077
Issuance of common stock for investment in related party	$622	$-
Deferred cash payable for investment in related party	$8,000	$-
Issuance of pre-funded warrants for investment in related party	$114,378	$-

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

On September 25, 2023, the Company’s Common Stock commenced trading on the Nasdaq Capital Market under the symbol “CDT”.

Reverse Stock Splits

The Company completed four reverse stock splits: a 1-for-100 split effective January 24, 2025 (the “January Reverse Stock Split”), a 1-for-15 split effective May 19, 2025 (the “May Reverse Stock Split”), a 1-for-8 split effective October 10, 2025 (the “October Reverse Stock Split”) and a 1-for-25 reverse stock split effective March 26, 2026 (the “March 2026 Reverse Stock Split”). The January Reverse Stock Split, May Reverse Stock Split, October Reverse Stock Split and March 2026 Reverse Stock Split are reflected collectively (the “Reverse Stock Splits”). Each split reduced the number of issued and outstanding shares without affecting the number of authorized shares or the par value of the Common Stock. No fractional shares were issued; instead, stockholders received cash in lieu of fractional shares based on the respective post-split closing share prices. All share and per-share information has been retroactively adjusted to reflect the Reverse Stock Splits for all periods presented.

All historical share and per-share amounts reflected throughout the accompanying unaudited consolidated financial statements and related disclosures as of and for the three months ended March 31, 2026 and 2025 have been retroactively adjusted to reflect the January Reverse Stock Split, May Reverse Stock Split, October Reverse Stock Split and March 2026 Reverse Stock Split as if the Reverse Stock Splits occurred as of the earliest period presented.

2. Liquidity and Going Concern

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. Since its inception, the Company has generated significant losses and as of March 31, 2026, the Company had an accumulated deficit of $72.4 million. As of March 31, 2026, the Company had cash and cash equivalents of $0.1 million. For the three months ended March 31, 2026, the Company had net operating losses of $3.7 million, and cash used in operating activities of $1.9 million.

Management has determined that it does not currently have sufficient cash and other sources of liquidity to fund its current business plan. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for at least the next 12 months from the financial statement filing date.

The Company’s expectation is to generate operating losses and negative operating cash flows in the future and will need additional funding to support its current business plan in addition to the funds available from the at the market offering program (the “Sales Agreement”). The Company currently has approximately $76 million available funds from the Sales Agreement as of the financial statement release date. However, there is no assurance that such funding will be available when needed. If additional funding is not available when required, the Company would need to delay or curtail its operations and its research and development activities until such funding is received, all of which could have a material adverse effect on the Company and its financial condition.

These unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). References to U.S. GAAP issued by the FASB in these notes to the accompanying unaudited condensed consolidated financial statements are to the FASB Accounting Standards Codifications (“ASC”) and Accounting Standards Updates (“ASUs”).

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the SEC set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed consolidated financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of and for the year then ended.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Conduit UK Management Ltd. (United Kingdom) and Taamja Limited, formerly Conduit Pharmaceuticals, Ltd. (Cayman Islands). As used herein, references to the “Company” or “CDT” include references to CDT Equity Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company licenses clinical assets from AstraZeneca (see Note 8 for further detail). A breach or other termination of such agreements could have a material adverse effect on the Company’s business, financial condition, operating results, and prospects.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Actual results could differ materially from such estimates. Estimates and assumptions are reviewed periodically by management and changes in estimates are made as management becomes aware of changes in circumstances surrounding the estimates. The effects of changes are reflected in the financial statements in the period that they are determined. Our significant accounting policies that involve significant judgment and estimates include accounting for the fair value of convertible notes payable, stock based compensation, contingencies, equity method investment and going concern.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is to be determined based on the exchange price that would be received for an asset or paid in order to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. In determining fair value, the Company used various valuation approaches. A fair value hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.

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

The Company’s Level 1 assets consist of cash and cash equivalents in the accompanying balance sheets, the value of accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities.

As of March 31, 2026 and December 31, 2025, the Company had three financial liabilities, warrant liabilities for which the fair value is determined based on Level 2 and Level 3 inputs, and two convertible notes carried at fair value for which the fair value is determined based on Level 3 inputs. The Level 2 inputs are valued based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar instruments in active markets. The Level 3 inputs are based on unobservable inputs and require significant judgment.

Fair Value Option

The Company has elected the fair value measurement option for convertible debt with embedded derivatives that would otherwise require bifurcation and has recorded the entire hybrid financial instrument at fair value under the guidance in ASC 825, Financial Instruments. As a result, the March 2026 note (“Ascent Note”) with Ascent Partners LLC (“Ascent”) and the A.G.P. Convertible Note was recorded at fair value upon issuance. The notes will subsequently be remeasured at fair value each reporting date until settled or converted. The Company reports interest expense, including accrued interest, related to the convertible debt under the fair value option, separately from within the change in fair value of the convertible debt in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss. Any changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income. During the period ended March 31, 2026, the Company did not record any changes in fair value related to instrument-specific credit risk.

Investments

In accordance with ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”), the Company accounts for investments in entities over which it has the ability to exercise significant influence, but does not hold a controlling financial interest, using the equity method of accounting. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the outstanding voting stock of the investee. Investments in which the Company does not have the ability to exercise significant influence are accounted for in accordance with ASC 321, Investments – Equity Securities (“ASC 321”).

Investments are initially recorded at cost and subsequently adjusted to recognize the Company’s share of the investee’s net income or loss, with distributions recorded as reductions to the investment’s carrying amount. The Company records its share of the results of these investees within other expense, net in the unaudited condensed consolidated statements of operations and comprehensive loss.

The Company evaluates its investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any impairment is recognized in earnings for the amount by which the carrying value exceeds fair value and is determined to be other-than-temporary. There was no impairment of Sarborg identified or recorded during the three months ended March 31, 2026.

ELOC

On January 16, 2026, the Company entered into a directed stock purchase agreement (the “Purchase Agreement”) with an institutional investor relating to an equity line of credit facility (the “ELOC”). Pursuant to the ELOC, the Company will have the right from time to time at its option to sell to the purchaser up to $25 million of the Company’s Common Stock, par value $0.0001 per share.

The Purchase Agreement is subject to certain customary conditions and limitations, including that (i) the Purchaser shall not be obligated to purchase or acquire any shares of Common Stock that would result in its beneficial ownership exceeding 9.99% of the Company’s then-outstanding voting power and (ii) the Purchaser shall not be obligated to purchase shares of Common Stock if the volume weighted average price for the Common Stock on an advance notice date is less than a floor price of $15. On each six-month anniversary, the floor price will adjust to the lower of the Nasdaq Official Closing Price for the day prior to the relevant adjustment date, and the average of the Nasdaq Official Closing Price for the five-day period prior to the relevant adjustment date.

On March 3, 2026, the Company and the institutional investor entered into an amendment to the ELOC. The amendment updated the definition of the regular price floor from the minimum price as of the date of this agreement to $0.60 with no adjustment for reverse splits where applicable within the ELOC. No consideration was payable in connection with the amendment.

During the three months ended March 31, 2026, the Company did not utilize the ELOC.

Foreign Currency Translation

The Company translates the assets and liabilities of foreign subsidiaries from their respective functional currency, the British pound, to United States dollars at the appropriate spot rates as of the balance sheet date. Income and expenses of operations are translated to United States dollars using weighted average exchange rates during the year. The foreign subsidiaries use the local currency as their functional currency. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the accompanying unaudited condensed consolidated statements of changes in stockholders’ equity (deficit). Non-monetary items in the subsidiaries’ functional currency are re-measured into the reporting currency at the historical exchange rate (i.e., the rate of exchange at the date of the transaction).

Recently Issued Accounting Standards Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under the expedient, entities may assume that the current conditions applied in determining credit loss allowances remain unchanged for the remaining life of those assets. This ASU is required to be adopted on a prospective basis. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. The Company adopted this standard, effective January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

4. Investments

On February 19, 2026, the Company acquired a 20.0% equity interest in Sarborg, a Cayman Islands-based related party, for total consideration of $123 million. Total consideration consisted of 23,920 shares of the Company’s Common Stock, pre-funded warrants to purchase up to 4,399,156 shares of the Company’s Common Stock and $8 million of cash, payable upon the Company raising no less than $20 million through the use of an at-the-market facility program (the “Sales Agreement”). The Company expects to raise the $20 million and pay the investors of Sarborg the $8 million cash consideration within the next 12 months.

The pre-funded warrants portion of the consideration transferred have an exercise price of $0.0025 per share, subject to adjustment as set forth therein and may not be exercised until such time as the Company obtains the requisite approval from its stockholders in accordance with applicable Nasdaq rules and requirements, including approval for the issuance of the pre-funded warrant shares upon exercise of the pre-funded warrants, as a whole and in the aggregate, in excess of 19.99% of the Common Stock or the voting power that was outstanding on the date of the Securities Purchase Agreement. On March 19, 2026, all 4,399,156 of the pre-funded warrants were exercised through a cashless exercise into 4,398,218 shares of the Company’s Common Stock. See Note 16 for further discussion of the pre-funded warrants issued to the investors of Sarborg.

The Company determined that it does have the ability to exercise significant influence over Sarborg through its ownership interest and participation in certain strategic and operating decisions and, accordingly, accounts for this investment under the equity method of accounting in accordance with ASC 323. The Company will account for the investment at its carrying value less any impairment.

For the three months ended March 31, 2026, the Company recognized a loss of approximately $68 thousand, representing its proportionate share of Sarborg’s results of operations during the three months ended March 31, 2026. As of March 31, 2026, the carrying value of the Company’s investment in Sarborg was approximately $122.9 million.

The Company evaluated the equity method investment for impairment as of March 31, 2026 and determined that the decline in the Company’s share price triggered that an impairment indicator was present. Based on the impairment indicator present, the Company evaluated Sarborg for impairment and determined no impairment existed as of March 31, 2026. The Company will continue to periodically assess the equity method investment for impairment and record an impairment if deemed necessary in accordance with ASC 323.

Subsequent to the Company’s review of the transactions and financial statements for the quarter ended March 31, 2026, and in conjunction with discussions with the Company’s auditors, management determined that the accounting treatment for the Sarborg transaction requires the filing of Sarborg’s historical financial statements pursuant to applicable SEC reporting requirements. The Company intends to file such historical financial statements in an amendment to the Company’s Current Report on Form 8-K filed on February 24, 2026, as promptly as practicable.

The investment in Sarborg has been accounted for using the equity method as follows:

March 31, 2026
Balance as of December 31, 2025	$-
Investment in Sarborg	123,000
Loss on equity investment in Sarborg	(68)
Impairment on equity investment in Sarborg	-
Balance as of March 31, 2026	$122,932

The following table presents the summarized financial information for Sarborg:

March 31, 2026
Current assets	$233
Non-current assets	$5
Total assets	$238

Current liabilities	$808
Total liabilities	$808

Net liabilities	$(570)
Company share of net liabilities	$(114)

Revenue	$300
Net loss	$(338)
Company share of net loss	$(68)

5. Fair Value

The following table presents, as of March 31, 2026, the Company’s assets and liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$14	$-	$-	$14
Total Assets	$14	$-	$-	$14

Liabilities:
Convertible notes payable, at fair value	$-	$-	$773	$773
Total Liabilities	$-	$-	$773	$773

The following table presents as of December 31, 2025 the Company’s assets and liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$739	$-	$-	$739
Total Assets	$739	$-	$-	$739

Liabilities:
Convertible notes payable, at fair value	$-	$-	$660	$660
Total Liabilities	$-	$-	$660	$660

The following table presents additional information about the Convertible Notes Payable subject to measurement at fair value on a recurring basis and warrant liabilities, for which the Company used significant unobservable inputs (Level 3) (in thousands):

	Convertible Notes Payable	Liability Classified Warrants
Balance as of December 31, 2025	$660	$-
Fair value at issuance	487	-
Conversion of convertible notes	(200)	-
Interest expense	45
Change in fair value	(219)	-
Balance as of March 31, 2026	$773	$-

During the three months ended March 31, 2026, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

Convertible Notes Payable

During November 2024, the Company issued to Alliance Global Partners (“A.G.P.”) a convertible promissory note (the “A.G.P. Convertible Note”) in the principal amount of $5.7 million to evidence the A.G.P.’s currently owed deferred commission payable.

Additionally, as discussed in Note 3 and Note 7, during March 2026, the Company issued to Ascent a convertible promissory note in the principal amount of $0.6 million.

The Company elected to account for the Ascent Note and A.G.P. Convertible Note (collectively the “Convertible Notes Payable”) at fair value. The fair value of the Convertible Notes Payable is estimated each period using a binomial lattice model. Significant estimates in the binomial lattice model include the Company’s stock price, volatility, risk-free rate, corporate bond yield, credit spread, probability of default, and recovery upon default.

The following table outlines the range of significant unobservable inputs used in calculating the fair value of the A.G.P. Convertible Note as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Stock Price	$5.10	$32
Term (years)	0.15	0.40
Corporate bond yield	16.2%	5.5%
Credit Spread	26.2%	26.2%
Probability of default	70%	70%
Recovery upon default	0%	0%
Volatility	185%	135%

The following table outlines the range of significant unobservable inputs used in calculating the fair value of the Ascent Note as of March 31, 2026, and at inception of the Ascent Note on March 3, 2026:

	March 31, 2026	March 3, 2026
Stock Price	$5.10	$15.50
Term (years)	0.26	0.33
Corporate bond yield	16.2%	17.9%
Credit Spread	17.1%	17.1%
Probability of default	70%	70%
Recovery upon default	20%	20%
Volatility	159%	101%

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026	As of December 31, 2025
Prepaid expenses	$1,182	$833
Tax receivable	146	-
Prepaid directors’ and officers’ insurance	758	990
Total prepaid expenses and other current assets	$2,086	$1,823

Accrued expenses and other current liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026	As of December 31, 2025
Accrued professional fees	$526	$388
Accrued legal contingency	9,582	9,594
HMRC payable	252	136
Investment payable	8,000	-
Accrued other	8	14
Total accrued expenses and other current liabilities	$18,368	$10,132

7. Convertible Notes Payable

A.G.P. Convertible Note

A.G.P was a financial advisor to both Murphy Canyon Acquisition Corp. (“MURF”) and Old Conduit in connection with the merger transaction (the “merger”). Upon the completion of the Merger, A.G.P.: (i) received a cash fee of $6.5 million, 867 shares of Common Stock, and warrants to purchase 36 shares of Common Stock at an exercise price of $16,500 per share pursuant to its engagement agreement with Old Conduit entered into on August 2, 2022, and (ii) agreed to defer payment, to be paid in the future under certain circumstances by a date no later than March 21, 2025, of $5.7 million of fees plus annual interest of 5.5% (the “Deferred Commission Payable”) as a result of its engagement for MURF’s IPO. During the three months ended March 31, 2025, the Company reached an agreement with A.G.P. to waive all previously accrued interest. As such, the Company removed accrued interest of $0.4 million and recorded other income of $0.4 million for the three months ended March 31, 2025.

On November 25, 2024, the Company issued to A.G.P. the A.G.P. Convertible Note in the principal amount of $5.7 million to evidence A.G.P.’s currently owed Deferred Commission Payable, at which time the Deferred Commission Payable balance was removed. Unless earlier converted as specified in the Convertible Note, the principal amount, plus all accrued but unpaid interest, was due on November 25, 2025 (the “Maturity Date”). The convertible promissory note accrued interest at 5.5% per annum.

On March 31, 2026, the Company remeasured the fair value of the A.G.P. Convertible Note through the use of a binomial lattice model and calculated a fair value of approximately $0.5 million. See Note 5 for additional information regarding the fair value measurement of the A.G.P Convertible Note.

During the three months ended March 31, 2026, the holder of the A.G.P. Convertible Note converted $0.7 million of principal and interest into 25,760 shares of the Company’s Common Stock, respectively.

During the three months ended March 31, 2025, the holder of the A.G.P. Convertible Note converted $0.4 million of principal and interest into 143 shares of the Company’s Common Stock. As of March 31, 2025, the Company’s Common Stock price was trading below the Conversion Price Floor. For the purpose of the March 31, 2025 conversion, the Company waived the Conversion Price Floor and allowed A.G.P. to convert at the prior trading days closing stock price. Upon conversion, the Company recorded a $0.2 million loss on the change in fair value based on the difference between (i) the fair value of the Common Stock issued and (ii) the percentage of total principal and interest converted (6.54%), multiplied by the December 31, 2024 valuation of $3.0 million.

For the three months ended March 31, 2026, the Company recorded a $0.1 million gain in the change in fair value of the A.G.P. Convertible Note and interest expense of approximately $25 thousand. For the three months ended March 31, 2025, the Company recorded a $0.1 million gain in the change in fair value of the A.G.P. Convertible Note and interest expense of approximately $0.1 million. As of March 31, 2026, there was approximately $1.9 million in outstanding principal and interest remaining.

During June 2026, the holder of the A.G.P. Convertible Note converted the remaining principal and interest into 1,273,375 shares of the Company’s Common Stock. Prior to the conversion the A.G.P. Convertible Note was overdue but not considered to be in default by either party.

Ascent Note

On March 3, 2026, the Company issued to Ascent a convertible promissory note, defined above as the Ascent Note, with an aggregate principal amount of $0.6 million. The Ascent Note has a maturity date of four months from the date of issuance and carries interest at a rate of 10% annually, which is payable monthly from the issuance date of the Note until the sooner of the maturity date or the date the Ascent Note is fully repaid or converted into shares of the Company’s Common Stock.

The Company received net cash proceeds of approximately $0.5 million. The Ascent Note was accounted for under the fair value option elected pursuant to ASC 825 and was initially recognized at its estimated fair value. As a result, the original issue discount and lender-related fees were reflected in the initial fair value measurement and were not separately recognized as debt discounts or debt issuance costs. The Company subsequently remeasured the Ascent Note to fair value at reporting date, with changes in fair value recognized in earnings, except for the portion attributable to instrument-specific credit risk, which is recognized in other comprehensive income.

At any time prior to the full payment of the convertible promissory note, Ascent, at its sole discretion, may elect to have all or any portion of the outstanding principal amount and all interest accrued converted into shares of the Company’s common stock, at a conversion price equal to the lower of the closing price of the Company’s Common Stock on the date shareholder approval is obtained, which has not yet occurred, or the dollar volume-weighted average price of the Company’s Common Stock for the five trading days immediately preceding the date of such delivery. The conversion price is subject to change, proportionate to any stock splits that may occur. The conversion of the convertible promissory note may not occur prior to the Company having sufficiently authorized shares of common stock to permit the entire conversion of the convertible promissory note. In addition, the conversion of the convertible promissory note may also not occur prior to receipt of stockholder approval to provide for such conversion of the convertible promissory note, and subsequent issuance of the Company’s common stock, pursuant to the stockholder approval rules under the rules and regulations of The Nasdaq Stock Market. Further, following Ascent’s ability to convert the convertible promissory note, if at all, Ascent will not be entitled to receive the Company’s common stock upon conversion, if such conversion would result in Ascent owning greater than 9.99% of the Company’s then currently outstanding common stock. Ascent is also entitled to resale registration rights as identified within the convertible promissory note.

The Company may prepay the convertible promissory note in whole or in part. In the event of certain Events of Default (as defined in the convertible promissory note), all outstanding principal and accrued interest under the convertible promissory note will become, or may become, at Ascent’s election, immediately due and payable to Ascent within five days of an Event of Default.

During the three months ended March 31, 2026, the Company recognized approximately $4 thousand of contractual interest expense related to the Ascent Note. As of March 31, 2026, the Company remeasured the Ascent Note to an estimated fair value of approximately $0.2 million, with the resulting fair value adjustment recognized in the condensed consolidated statement of operations and comprehensive loss. See Note 3 and Note 5 for further discussion of the Ascent Note.

8. Research and Development Expense

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

The Company made an initial cash payment of $0.2 million and issued 7 shares of Common Stock in connection with the Sarborg Service Agreement. These costs were capitalized as prepaid expenses and are being amortized to research and development expense over the initial term of the agreement. For the three months ended March 31, 2026, and March 31, 2025, the Company recorded amortization expense of nil and $0.1 million, respectively, in research and development expenses in the consolidated statement of operations and comprehensive loss. No prepaid balance remained as of March 31, 2026.

Under the Sarborg Service Agreement, the Company will be provided with a dashboard that will be utilized for both the Company’s existing and future asset portfolio. Specifically, the dashboard includes a clinical trial monitoring functionality and a dynamic pharmaceutical patent landscape module to assess both the Company’s current assets undergoing clinical trials and delisted patents in the marketplace that may be overlooked by other market participants. These features will be used by management to monitor progress, assess trial status, identify new opportunities, and support decision-making across all current and future development programs. The Company assessed the guidance in ASC 730 and determined that $0.4 million of total cost of the acquired asset should be capitalized as the dashboard is considered a purchased diagnostic asset with alternative future use. Management determined that the dashboard has a useful life of two years. The dashboard was placed in service on March 18, 2025. During the three months ended March 31, 2026 and March 31, 2025, the Company recorded $50 thousand and $7 thousand of amortization expense, respectively.

All other costs under the Sarborg Service Agreement shall be expensed as incurred and recorded within research and development expense in the consolidated statement of operations and comprehensive loss, as the services are designed to aid in the Company’s research and development activities.

During the three months ended March 31, 2026 and March 31, 2025, Sarborg was paid nil and $1.1 million for completed milestones under the Sarborg Service Agreement.

Sarborg Additional Agreement

Effective March 31, 2025, the Company entered into an additional license and use agreement (the “Sarborg Additional Agreement”) with Sarborg, a related party, covering certain additional deliverables and incorporating a new scope of work focused on analysis of the Company’s acquired AstraZeneca assets. The term of the Sarborg Additional Agreement is for six months and provides for the payment, in aggregate, of $2.0 million, which includes an up-front license fee for the term of such agreement, in cash or stock at the Company’s election at the closing price on the day preceding the effective date of such agreement. On March 31, 2025, the Company prepaid $1.65 million of the Sarborg Additional Agreement through the issuance of 617 fully vested unregistered shares of Common Stock. The Company recorded the shares issued under the Sarborg Additional Agreement at their fair value, as determined by the closing price of the Company’s Common Stock on March 30, 2025, $2,669.87. Effective June 24, 2025, the term was extended to be 12 months from the effective date of the Sarborg Additional Agreement at no additional cost to the Company. Effective October 1, 2025, the term was extended to be 12 months from the previous extension date of May 2, 2025 to extend the term of the license to March 31, 2027 at no additional cost to the Company. The Company recorded the fair value of $1.5 million as prepaid within the consolidated balance sheet as of March 31, 2025. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized $0.1 million and nil expense related to the amortization of the Sarborg Additional Agreement.

Sarborg Second Additional Agreement

Effective January 2, 2026, the Company and Sarborg entered into the Second Additional Agreement (the “Second Additional Agreement”). The Second Additional Agreement has a term of six weeks and can be renewed upon the mutual written agreement of both parties. Total consideration payable from the Company to Sarborg totals $0.4 million, with $0.2 million due, and paid, upon execution of the Second Additional Agreement and the remaining balance due as mutually agreed by the parties. During the three months ended March 31, 2026, the Company recorded $0.4 million of expense related to the Second Additional Agreement.

In total, the Company recorded $0.6 million and $0.7 million of research and development expense and amortization for the three months ended March 31, 2026 and March 31, 2025, respectively, all of which related to services and costs incurred through the Sarborg Agreement, Sarborg Additional Agreement and the Sarborg Second Additional Agreement, collectively.

Manoira Joint Development Agreement

On June 3, 2025, the Company entered into a joint development agreement (the “Joint Development Agreement”) with Manoira Corporation (“Manoira”) for a term of one year, which will be automatically renewed for successive one-year terms unless advance termination notice is provided in accordance with the terms of the Joint Development Agreement. Manoira is an entity controlled by Dr. Andrew Regan, of which he is sole director, and is therefore considered a related party of the Company. Refer to Note 13 for additional details.

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

Effective June 3, 2025, in exchange for the approximate $0.5 million of consideration to be paid by CDT under the Joint Development Agreement, CDT issued to Manoira 774 shares of its Common Stock, (the “Consideration Shares”) valued at the closing price of the Common Stock immediately preceding execution of the Joint Development Agreement. The Company recorded the shares issued under the Joint Development Agreement at their fair value, as determined by the closing price of the Company’s Common Stock on June 3, 2025, $646. The Company recorded the fair value of $0.4 million as prepaid within the unaudited condensed consolidated balance sheets. During the three months ended March 31, 2026, the Company recorded nil of amortization expense as no significant work was performed by Manoira in relation to the Joint Development Agreement.

Through the three months ended March 31, 2026, the Company did not record any amortization expense related to research and development activities.

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

On January 1, 2026, in accordance with the 2023 Plan, the number of authorized shares under the 2023 plan increased by 4,630 shares. As of March 31, 2026, there were 5,842 shares of Common Stock available for issuance under the 2023 Plan.

Board of Directors Shares

On March 30, 2025, certain non-employee directors elected to receive their unpaid cash retainers due through the period ended June 30, 2025, under the Director Compensation Program, in the form of fully vested shares of Common Stock. In total, $0.1 million of unpaid retainers was settled through the issuance 53 unregistered shares of Common Stock (the “Retainer Shares”). The Company recorded the Retainer Shares at their fair value, as determined by intraday share prices of the Company’s Common Stock on March 31, 2025. In relation to the Retainer Shares, the Company recorded $0.1 million of expense within general & administration expense in the unaudited condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2025, respectively.

Stock Options

The Company did not grant stock options during the three months ended March 31 2026 or March 31, 2025.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity for the 2023 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	245	$19,914	8.47	$-
Granted	-	$-	-	$-
Cancelled/forfeited	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at March 31, 2026	245	$19,914	8.22	$-
Exercisable	239	$12,104	8.39	$-
Unvested	6	$318,006	7.85	$-

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s Common Stock for those options that had exercise prices lower than the fair value of the Company’s Common Stock. As of March 31, 2026, the total compensation cost related to non-vested option awards not yet recognized was $1.4 million with a weighted average remaining vesting period of 1.23 years.

For the three months ended March 31, 2026 and 2025, there was a total of $0.2 million and $0.2 million, respectively, recorded in stock-based compensation expense recognized within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss, respectively.

10. Income Taxes

On July 4, 2025, the United States Congress passed the budget reconciliation bill H.R. 1, known as the One Big Beautiful Bill Act (“OBBBA”). Key provisions include the repeal of Section 174 R&D capitalization requirements, the extension of 100% bonus depreciation, restoration of the Section 163(j) interest limitation to an EBITDA basis, and the introduction of a 1% charitable contribution deduction floor. As of March 31, 2026, the immediate expensing of R&D costs under Section 174, the continuation of 100% bonus depreciation, and the restoration of the EBITDA-based Section 163(j) limitation are expected to decrease cash taxes in the short term and generate a federal net operating loss. These changes did not have a material impact on the Company’s effective tax rate.

For the three months ended March 31, 2026, and 2025, the Company’s effective tax rate was 0.0% due to the current year tax loss and valuation allowance established against the Company’s net deferred tax assets, and due to operating in a zero tax jurisdiction, respectively.

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

During the three months ended March 31, 2026 and 2025, the Company sold nil and 1,448 shares of the Company’s Common Stock through the Sales Agreement, respectively. For the three months ended March 31, 2025, the Company received proceeds of $8.2 million, net of commissions payable to A.G.P. of $0.2 million.

Investment in Sarborg

As discussed in Note 4, on February 19, 2026, the Company made an investment in Sarborg to acquire 20% of the outstanding shares of Sarborg from its investors. The Company issued Sarborg 23,920 shares of the Company’s Common Stock at a closing share price of $26 on February 18, 2026, totaling $0.6 million as a portion of the total consideration transferred for the investment.

12. Net Loss Per Share Attributable to Common Stockholders

Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	As of	As of
	March 31, 2026	March 31, 2025
Public Warrants	46	46
A.G.P. Warrants	1	1
Convertible Promissory Notes Payable	-	1
Stock Options	245	21
A.G.P. Convertible Note	26	605
Ascent Note	960	-
March 2024 Warrants	1	1
April 2024 Warrants	4	4
A.G.P. 2024 Warrants	9	9
Antidilutive Securities	1,292	688

13. Related Party Transactions

Corvus Capital Limited

Corvus Capital Limited (“Corvus”) is a significant investor in the Company through subscribing to 1 common share prior to the closing of the Merger on September 22, 2023. The shares held by Corvus on the closing date of the Merger were exchanged for shares of Conduit Pharmaceuticals Inc. common stock. The Chief Executive Officer of the Company is also the principal owner of Corvus. Occasionally, Corvus provides advisory services to the Company and is paid a fee for the services. As of March 31, 2026, and December 31, 2025, no advisory fees were due to Corvus.

For the three months ended March 31, 2026 and 2025, the Company incurred director travel expenses payable to members of the Board of Directors of approximately $0.2 million and $0.1 million, respectively.

Nirland

On August 6, 2024, the Company entered into the August 2024 Nirland Note with Nirland, a related party of the Company. The Company determined that Nirland was a related party due to Nirland’s ownership interest in the Company concurrently with the execution of the August 2024 Nirland Note. Additionally, on October 28, 2024, the Company issued the October 2024 Nirland Note to Nirland, and on October 31, 2024, the Company and Nirland amended the August 2024 Nirland Note, and on November 22, 2024, the Company and Nirland amended the August 2024 Nirland Note for a second time. During the three months ended March 31, 2025, the Company repaid Nirland through conversions and a final cash payment.

Sarborg

On December 12, 2024 and March 31, 2025, the Company entered into the Sarborg Service Agreement and the Sarborg Additional Agreement, respectively. During 2025, the Company and Sarborg also executed the First and Second Addendum to the Sarborg Additional Agreement. Andrew Regan, Chief Executive Officer and a member of the Company’s Board of Directors, also serves on the board of directors of Sarborg but does not hold an equity interest in Sarborg.

During the three months ended March 31, 2026 and 2025, the Company recorded approximately $0.6 million and $0.7 million, respectively, as research and development expense related to the Sarborg arrangements. During the three months ended March 31, 2025, the Company also recorded approximately $0.4 million as an acquired diagnostic asset with alternative future use.

On March 31, 2025, the Company issued 618 fully vested unregistered shares of Common Stock to prepay amounts due under the Sarborg Additional Agreement. The shares had a fair value of approximately $1.5 million and were recorded as a prepaid asset within the unaudited condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the remaining prepaid balance was $0.5 million and $0.6 million, respectively. Refer to Note 8 for additional information regarding the Company’s agreements with Sarborg. See Note 4 for discussion of the Company’s investment in Sarborg.

Manoira

On June 3, 2025, the Company entered into a joint development agreement (the “Joint Development Agreement”) with Manoira Corporation. Dr. Andrew Regan, Chief Executive Officer and member of the Board, also is a director and controlling member of Manoira. Through the Joint Development Agreement, the Company and Manoira intend to jointly evaluate AZD1656, and any of its derivatives, as well as AZD5658, in animal health indications and produce transitional data to inform the Company’s human clinical programs while exploring veterinary market opportunities. The Company delivered shares of the Company’s Common Stock worth $0.5 million to Manoira as its contribution to the Joint Development Agreement, with Manoira bearing all subsequent costs incurred during the joint development period. During the three months ended March 31, 2026 and 2025, there were no research and development expenses recorded in the unaudited condensed consolidated statement of operations and comprehensive loss. As of March 31, 2026, the Company has a $0.3 million prepaid expense related to the Joint Development Agreement recorded in the unaudited condensed consolidated balance sheet. As of December 31, 2025, the Company had a $0.3 million prepaid expense related to the Joint Development Agreement recorded in the consolidated balance sheet. Refer to Note 8 for additional details.

14. Other Expense, net

The following table presents other income (expense), net, for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Other income:
Unrealized foreign currency transaction gain	$1	$26
Gain on change in fair value of derivative warrant liability	-	130
Gain on change in fair value of convertible notes payable	-	204
Interest income	-	8
Gain on debt extinguishment	-	274
Gain on waiver of accrued interest	-	371
Gain on the issuance of shares for services	-	70
Total other income:	1	1,083
Other expense:
Loss on the change in fair value of convertible notes payable	290	2,044
Interest expense	49	176
Loss on equity method investment	68	-
Other	1	-
Total other expense	408	2,220
Total other expense, net	$(407)	$(1,137)

15. Commitments and Contingencies

Legal Proceedings

The Company is subject to certain claims and contingent liabilities that arise in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our unaudited consolidated results of operations, financial position or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any legal action, pending or otherwise, does not become material in the future.

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

Prior to the issuance of the judgment, the Company completed the sale of CPL to Corvus, pursuant to the Sale and Purchase Agreement. See Note 16 for further discussion of the sale of CPL in relation to the Strand litigation. In connection with the transaction, the Company obtained legal advice and structured the arrangement such that CPL retained the obligation associated with the Strand litigation following the sale on December 8, 2025. However, in accordance to the principles of consolidation as discussed in Note 3, the Company evaluated the accounting implications of the transaction, including the assessment of isolation, and concluded that the arrangement did not satisfy isolation of the Company from CPL. Accordingly, in connection with the judgment, Conduit Pharmaceuticals Limited recorded a $9.6 million litigation liability and it is included in the Company’s consolidated balance sheet. To date, no legal action against the Company has commenced to enforce the judgment against the Company and the Company will continue to vigorously defend its position as it relates to the litigation with Strand.

Separately, during November and December 2024, the Company received a letter from St George Street Capital and formal complaints filed with the Intellectual Property Office claiming the Company was incorrectly assigned the US Application, and was not the correct owner, of the AZD 1656 co-crystal patent. In January 2025, Conduit issued a counter statement to the Intellectual Property Office disputing the claim filed by St George Street Capital. The litigation challenges the registration of the patent and the Company does not believe there to be any financial implications from the litigation. As of March 31, 2026, the damages sought by St George Street Capital are non-monetary and the potential contingency is not considered probable. As such, the Company has not accrued a loss contingency in the accompanying unaudited condensed consolidated financial statements. We intend to vigorously defend against these IP claims. Regardless of the eventual outcome, the patent dispute may impact our business due to, among other things, legal costs and the diversion of the attention of our management.

Leases

The Company has a lease agreement for approximately 2,100 square feet of space in Cambridge, England, with a term from March 2024 to January 2027. As of March 31, 2026, the Company has a right-of-use asset of $0.1 million and a corresponding lease liability of $0.1 million recorded on the unaudited condensed consolidated balance sheets. The full balance of the $0.1 million in lease liability is classified as short-term. As of March 31, 2026, the Company has $0.1 million in future minimum lease payments remaining.

16. Warrants

Pre-Funded Warrants – Corvus and Sarborg

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

In connection with the investment in Sarborg, the Company issued Pre-Funded Warrants to purchase up to 4,399,156 shares of the Company’s Common Stock at an exercise price of $.0025 per Pre-Funded Warrant. The Pre-Funded Warrants mirror the terms of the Pre-Funded Warrants issued to Corvus and are exercisable at any time on or after shareholder approval (the “Shareholder Approval Date”) and remains outstanding until exercised in full. The exercise price is considered nominal, and the holder is only required to pay the exercise price upon exercise to receive the underlying common shares. The Pre-Funded Warrants do not expire.

On March 19, 2026, all 4,399,156 of the pre-funded warrants were exercised through a cashless exercise into 4,398,218 shares of the Company’s Common Stock.

17. Segments

The Company has one operating segment focused on the research and development of clinical assets. The accounting policies of the single operating segment are identical to those described in Note 1. The Chief Operating Decision Maker (“CODM”), which the Company has identified as Dr. Andrew Regan, Chief Executive Officer, manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated net loss, which is reported on the unaudited condensed consolidated statements of operations and comprehensive loss. Depreciation expense, amortization expense, stock-based compensation expense, gain or loss from equity method investments and non-cash lease expense are significant noncash items included in consolidated net loss reviewed by the CODM and are reported on the unaudited condensed consolidated statements of cash flows. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the CODM and are reported on the unaudited condensed consolidated statements of cash flows.

The CODM uses consolidated net loss and budget-to-actual variances to assess the operating segment’s performance and determine whether the Company is progressing towards its goals.

The following table presents specific financial data for the Company’s reportable segment (in thousands):

	Three Months ended March 31,
(Dollar amounts in thousands)	2026	2025
Operating expenses:
Research & development expenses-clinical asset development	$262	$189
Research & development expense – related parties	516	727
General and administrative expenses – legal & professional fees	713	760
General and administrative expenses – accounting & audit fees	709	544
General and administrative expenses – salaries, payroll and SBC	543	693
General and administrative expenses - other	913	703
Total operating costs and expenses	3,656	3,616
Operating loss	(3,656)	(3,616)
Other Expenses:
Other expense	(290)	(969)
Loss on investment	(68)	-
Interest Income	-	8
Interest expense, net	(49)	(176)
Total other (expense) income, net	(407)	(1,137)
Net loss	$(4,063)	$(4,753)

Other segment items consist of the items within Note 13 to the unaudited condensed consolidated financial statements.

18. Subsequent Events

Conversion of A.G.P. Convertible Note

During April and June 2026, the holder of the A.G.P. convertible note converted $1.6 million of principal and interest into 1,273,375 shares of the Company’s Common Stock. Following the conversions, there is no remaining outstanding principal or interest balances and the A.G.P Convertible Note was considered settled by both parties.

ELOC

During April 2026, the Company has sold 39,907 shares of the Company’s Common Stock for total gross proceeds of $0.1 million pursuant to the ELOC.

ELOC Amendment No.2

On May 15, 2026, the “Company entered into the second amendment (the “Amendment No. 2”) to the ELOC agreement, dated January 16, 2026. Pursuant to Amendment No. 2, the parties mutually agreed to set the gross purchase price to be paid without the consent of the Purchaser at any closing of a regular purchase at $0.5 million. Amendment No. 2 also extends the Adjustment Period, as defined in the Purchase Agreement, to such time as the Purchaser has entered into committed and binding trades to sell all of the shares it purchased under the Purchase Agreement.

Note Amendment to the Ascent Note

On May 15, 2026, the Company and Ascent entered into an amendment (the “Note Amendment”) to Ascent Note, originally issued on March 3, 2026. Pursuant to the Note Amendment, 90% of the proceeds raised by the Company in any debt or equity financing or capital-raising transaction, including pursuant to the ELOC, may be retained by the Company, with the remaining 10% required to go towards payment of amounts due under the Ascent Note.

Sales Agreement with A.G.P.

During May 2026, the Company sold 275,121 shares of Common Stock under the Sales Agreement and generated $0.4 million in net proceeds after paying an immaterial amount of fees to A.G.P.

Senior Secured Promissory Note with J.J. Astor

On June 11, 2026, the Company issued a senior secured convertible promissory note (the “Note”) to J.J. Astor & Co. (the “Lender”), in the principal amount of $2.0 million. The Company will receive net proceeds of $1.5 million, before deduction of closing fees and was funded in two tranches.

The Note is payable to the Lender over twenty-four equal weekly installments of $82 thousand commencing on June 18, 2026, which may be paid in cash or, at the option of the Company once an applicable resale registration statement is declared effective by the Securities and Exchange Commission covering the resale of any shares of the Company’s common stock, par value $0.0001 per share that may be received on such conversion.

Additionally, the Company issued the Lender, common stock purchase warrants to purchase 912,500 shares of the Company’s Common Stock at an exercise price of $0.72 per share. The Warrants will become exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (such date, the “Stockholder Approval Date”) and will expire five years after the Stockholder Approval Date.

Ascent Note Settlement

During June 2026, with funds received from the Note from J.J. Astor, the Company repaid $0.5 million of principal and interest against the Ascent Note. No principal or interest remained following the repayment and the Ascent note is considered settled by both parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the SEC on April 15, 2026. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

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

CDT Equity is a data-driven pharmaceutical development company, focused on identifying, enhancing, and advancing high-potential therapeutic assets through scientific innovation and strategic partnerships. The Company has evolved into a broader, more agile platform that leverages artificial intelligence, solid-form chemistry, and efficient asset repositioning to accelerate the development of novel treatments.

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

During the first quarter of 2026, the Company and Sarborg furthered our partnership through a strategic investment by the Company in Sarborg. See Note 4, Note 13 and Note 16 for further detail.

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

Reverse Stock Split

The Company effected four reverse stock splits of its common stock pursuant to amendments to the Company’s Second Amended and Restated Certificate of Incorporation that were previously approved by the Company’s stockholders and authorized by the Board of Directors. The reverse stock splits were implemented as follows: a 1-for-100 reverse stock split effective January 24, 2025, a 1-for-15 reverse stock split effective May 19, 2025, a 1-for-8 reverse stock split effective October 10, 2025 and a 1-for-25 reverse stock split effective March 26, 2026.

No fractional shares were issued in connection with the reverse stock splits. Stockholders who otherwise would have been entitled to receive fractional shares received cash in lieu of fractional shares based on the applicable post-split trading price of the Company’s common stock. All references to numbers of shares of common stock and per-share information in this Interim Report on Form 10-Q have been adjusted retroactively, as appropriate, to reflect the reverse stock split.

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

As a result of the aggregate of the reverse stock splits, every 300,000 shares of our common stock issued or outstanding were automatically reclassified into and became one new share of common stock. The number of our issued and outstanding shares of common stock, when accounting for the reverse stock splits, was 4,722,457 and 92,140 shares as of March 31, 2026 and December 31, 2025, respectively.

In accordance with ASC 260, Earnings Per Share, all historical share and per-share amounts presented in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the effect of the reverse stock splits for all periods presented. Accordingly, all references to common stock share amounts and per-share information in this Interim Report on Form 10-Q have been retroactively adjusted, as applicable, to reflect the reverse stock splits.

Key Components of Results of Operations

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

We incurred approximately $0.8 million and $0.9 million on research and development activities during the three months ended March 31, 2026 and March 31, 2025, respectively. Our research and development activities have been focused on developing co-crystals of AZD1656 to increase patent life as well as purchasing technology to help us determine the feasibility that AZD1656, and potentially other de-prioritized assets, may reach commercialization. Some of this work was completed by third-party CROs but all intellectual property is retained by us. We currently have one pending international patent application and two pending national patent applications. The successful completion of clinical trials increases the value of clinical assets and may lead to the commercialization and/or licensing of such assets to other pharmaceutical companies. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful.

Following our equity method investment in Sarborg, we note that revenue generated by Sarborg is not consolidated and the loss upon our equity method investment in Sarborg is discussed below.

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

Other Income (Expenses)

Other income (expenses), net

Other income (expenses), net consists of change in the fair value of options, change in fair value of convertible notes, change in fair value of digital assets and expense incurred upon the issuance of warrants during the three months ended March 31, 2026.

Loss on equity method investment

Loss on equity method investment consists of our pro rata portion of losses incurred through our 20% equity method investment in Sarborg. See Note 4, Note 13 and Note 16 for further discussion of our relationship with Sarborg.

Interest expense, net

Interest expense, net consists primarily of interest expense on convertible notes, promissory notes and interest expense on deferred commissions payable to an advisor for fees related to the merger, as well as a small amount of interest income on cash and cash equivalents held by the Company.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2026	2025
Operating expenses:
Research and development expenses	$778	$916
General and administrative expenses	2,878	2,700
Total operating costs and expenses	3,656	3,616
Operating loss	(3,656)	(3,616)
Other expenses:
Other expense, net	(290)	(969)
Loss on equity method investment	(68)	-
Interest income	-	8
Interest expense, net	(49)	(176)
Total other expense, net	(407)	(1,137)
Net loss	$(4,063)	$(4,753)

Comparison of the Three Months Ended March 31, 2026 and 2025

Research and Development Expenses

	Three Months ended March 31,		Change
(Dollar amounts in thousands)	2026	2025	Amount	%
Research and development expenses	$778	$916	$(138)	(15)%

Research and development expenses decreased by $0.1 million, or 15%, to $0.8 million for the three months ended March 31, 2026, as compared to $0.9 million for the three months ended March 31, 2025. The decrease was primarily attributable to a $0.2 million decrease in expense related to our transactions with Sarborg and a $0.1 million decrease related to Charles River activity. The decrease was partially offset by an increase of $0.1 million related to the Thesprogen agreement entered into during 2026 and an increase of $48 thousand related to a third-party consultant’s research and development activity.

General and Administrative Expenses

	Three Months ended March 31,		Change
(Dollar amounts in thousands)	2026	2025	Amount	%
General and administrative expenses	$2,878	$2,700	$178	7%

General and administrative expenses increased by $0.2 million, or 7%, to $2.9 million for the three months ended March 31, 2026, compared to $2.7 million for the three months ended March 31, 2025. The increase was primarily driven by a $0.2 million increase in audit and accounting fees and a $0.2 million increase in travel expense, partially offset by a $0.2 million decrease in salaries and stock based compensation, a $0.1 million decrease in insurance expense and a $47 thousand decrease in legal expense.

Other Expense, Net

	Three Months ended March 31,		Change
(Dollar amounts in thousands)	2026	2025	Amount	%
Other expense, net	$(290)	$(969)	$(679)	(70)%

Other expense, net decreased by $0.7 million or 70%, to $0.3 million for the three months ended March 31, 2026, compared to a $1.0 million for the three months ended March 31, 2025. The decrease was primarily driven by a decrease of $1.6 million of expense for the net changes in fair value of convertible notes payable, partially offset by $0.4 million change in the gain upon a waiver of accrued interest, $0.3 million change in gain upon debt extinguishment, $0.1 million change on the gain on change in the fair value of warrants, and a $0.1 million change on the gain on the issuance of shares for services.

For further details refer to Note 14 in the unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and March 31, 2025 included elsewhere in this document.

Loss on Investment

	Three Months ended March 31,		Change
(Dollar amounts in thousands)	2026	2025	Amount	%
Loss on investment	$(68)	$-	$(68)	100%

Loss on equity method investments was $0.1 million for the three months ended March 31, 2026. The loss was driven by a loss on the change in the carrying value of our investment in Sarborg with no comparable activity during the three months ended March 31, 2025.

Interest Expense, Net

	Three Months ended March 31,		Change
(Dollar amounts in thousands)	2026	2025	Amount	%
Interest expense, net	$(49)	$(176)	$127	(72)%

Interest expense, net decreased by $0.1 million, or 72%, to $0.1 million for the three months ended March 31, 2026, as compared to $0.2 million for the three months ended March 31, 2025. The decrease was driven by a decrease of the principal outstanding on the A.G.P. Convertible Note as a result of conversions, decrease of the principal outstanding on the August 2024 Nirland Note and October 2025 Nirland Note as a result of conversions and repayment in full during the three months ended March 31, 2025, and a decrease of $65 thousand of debt issuance cost amortization related to the Convertible Promissory Note Payable, partially offset by $23 thousand of interest expense related to the Ascent Note which was entered into during the three months ended March 31, 2026.

Liquidity and Capital Resources

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Since our inception, and in line with our growth strategy, we have prepared our financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations. To date, our primary sources of capital have been through convertible debt, private placements of equity securities and the Sales Agreement with A.G.P., dated October 23, 2024, as amended. During the three months ended March 31, 2026 and 2025, we incurred operating losses of $3.7 million and $3.6 million, respectively.

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

Management has concluded that there is substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months from the date of the filing of this Quarterly Report. This is based on our analysis under applicable accounting principles. These unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash Requirements

Our material cash requirements include the following contractual and other obligations.

Investment in Sarborg

On February 19, 2026, the Company entered into a Securities Purchase Agreement with all of the stockholders of Sarborg. The investors of Sarborg agreed to sell to the Company, and the Company agreed to acquire from the investors, an aggregate of 1,020 shares of Sarborg, representing approximately 20% of the outstanding common stock of Sarborg.

As consideration for the purchase, the Company has agreed to issue to the investors, in the aggregate: (i) 23,920 shares of the Company’s Common Stock, exercise price of $0.0025 per share and (ii) pre-funded warrants (the to purchase up to 4,399,156 shares of Common. In addition, the Company has agreed to pay Sarborg cash consideration of $8 million, with the cash portion of the consideration deferred until such time as the Company raises no less than $20 million through the use of an at-the-market facility program. As of March 31, 2026, the $8 million cash portion of consideration for our investment in Sarborg was still outstanding. We expect to raise the funds through an at-the-market facility program and repay the $8 million within 12 months of the issuance of the financial statements.

Refer to Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

At any time prior to the full payment of the A.G.P. Convertible Note, provided that A.G.P. has given at least three business days written notice to the Company, A.G.P., in its sole discretion, may elect to have all or any portion of the outstanding principal amount and all interest accrued converted into shares of the Company’s Common Stock, at the lower of the Reverse Split price and the market price per share at the time of the conversion date, but in no event less than $1.00, subject to adjustment as provided therein and to take into account any future share splits or reverse splits. However, the conversion of the A.G.P. Convertible Note may not occur prior to the Company having sufficiently authorized shares of Common Stock to permit the entire conversion of the convertible promissory note. Refer to Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2026, the holder of the A.G.P. Convertible Note converted $0.7 million of principal and interest into 25,760 shares of the Company’s Common Stock, respectively. As of March 31, 2026, there was approximately $1.9 million in outstanding principal and interest remaining.

J.J. Astor Note

Senior Secured Promissory Note with J.J. Astor

On June 11, 2026, the Company issued a senior secured convertible promissory note (the “Note”) to J.J. Astor & Co. (the “Lender”), in the principal amount of $2.0 million. The Company will receive net proceeds of $1.5 million, before deduction of closing fees and was funded in two tranches.

The Note is payable to the Lender over twenty-four equal weekly installments of $82 thousand commencing on June 18, 2026, which may be paid in cash or, at the option of the Company once an applicable resale registration statement is declared effective by the Securities and Exchange Commission covering the resale of any shares of the Company’s common stock, par value $0.0001 per share that may be received on such conversion.

Additionally, the Company issued the Lender, common stock purchase warrants to purchase 912,500 shares of the Company’s Common Stock at an exercise price of $0.72 per share. The Warrants will become exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (such date, the “Stockholder Approval Date”) and will expire five years after the Stockholder Approval Date.

Ascent Note

On March 3, 2026, the Company entered into a Securities Purchase Agreement with Ascent Partners Fund LLC (“Ascent”) and issued a senior secured convertible promissory note (the “Ascent Note”) with a principal amount of approximately $0.6 million. Unless earlier repaid or converted in accordance with its terms, the Ascent Note was due to mature on July 3, 2026. The Company and Ascent may mutually agree to extend the maturity date by up to two months. The Ascent Note bears interest at 10% per annum and is secured by a first-priority security interest in the collateral pledged pursuant to the related security agreement and other transaction documents.

At any time following issuance, subject to the terms of the Ascent Note and receipt of the requisite stockholder approval under Nasdaq rules, Ascent may elect to convert all or any portion of the outstanding principal and accrued interest into shares of the Company’s common stock. Refer to Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of March 31, 2026, approximately $0.6 million of principal and accrued interest remained outstanding but was subsequently repaid during the second quarter of 2026 and prior to the issuance of our March 31, 2026 unaudited condensed consolidated financial statements.

Working Capital

We currently anticipate that cash required for working capital for the next 12 months is approximately $19.5 million, which includes forecasted research and development costs of $0.1 million, forecasted general and administrative costs of $6.2 million, current liabilities of $11.2 million and convertible promissory notes payable, if not converted prior to maturity of $2.0 million. We do not anticipate being able to fund required working capital for the next 12 months with cash and cash equivalents on hand and current borrowings. Management believes that we will be able to fund cash required for the next 12 months through borrowings and equity raises. We have historically been able to access funds through the issuance of debt, and more recently our at the market offering program through the Sales Agreement and believe we can continue to obtain funding through such debt financing agreements and Sales agreement as needed to meet cash requirements for the next 12 months.

Cash Flows

The following table sets forth our cash flows for the period indicated (in thousands):

	Three Months ended March 31,
	2026	2025
Net cash provided (used in) by:
Operating Activities	$(1,894)	$(3,929)
Investing Activities	-	(404)
Financing Activities	487	5,927
Effect of exchange rate changes on cash and cash equivalents	(5)	(18)
Net (decrease) increase in cash and cash equivalents	$(1,412)	$1,576

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026, was $1.9 million, resulting primarily from a net loss of $4.1 million, adjusted for non-cash items including: a $0.3 million loss on the change in fair value of convertible notes payable, $0.5 million of amortization expense, $0.5 million issuance of common stock for services, $0.3 million of amortization of directors and officers insurance, $0.2 million of stock-based compensation, a $0.1 million loss on equity method investment, $0.1 million of non-cash lease expense and depreciation expense. The net cash inflow from changes in operating assets and liabilities amounted to $0.1 million.

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

Cash Flows Used in Investing Activities

No cash was used in investing activities for the three months ended March 31, 2026.

Net cash used in investing activities for the three months ended March 31, 2025 was $0.4 million, resulting from purchases of property, plant and equipment totaling $0.4 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026, was $0.5 million, resulting from proceeds from the issuance of convertible notes payable.

Net cash provided by financing activities for the three months ended March 31, 2025 was $5.9 million, resulting from proceeds from the issuance of common shares related to the ATM program of $8.1 million. This was offset by repayments of convertible notes payable of $1.6 million, and repayments of notes payable of $0.6 million.

Contractual Obligations and Other Commitments

Laboratory Lease

We are the lessee under a laboratory space lease. The remaining annual rent payments are $0.1 million for the year ending December 31, 2026. The laboratory space lease has a remaining lease term of approximately one year.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

The significant inputs and assumptions used to estimate the fair value include: (i) the Company’s stock price; (ii) the term of the convertible debt; (iii) the sum of the notes’ principal and unpaid accrued interest; (iv) expected volatility; (v) risk-free interest rate; (vi) the corporate bond yield; (vii) the credit spread; (viii) probability of default; and (ix) the estimated recovery upon default. Any change to the unobservable inputs to estimate fair value could produce significantly higher or lower fair value measurements and result in a material change within the unaudited condensed consolidated financial statements.

The convertible debt will subsequently be remeasured at fair value each reporting date until settled or converted.

Investments

Management evaluates investments in unconsolidated entities to determine whether the Company has the ability to exercise significant influence over the investee’s operating and financial policies in accordance with ASC 323, Investments—Equity Method and Joint Ventures. This assessment requires significant judgment and consideration of both qualitative and quantitative factors, including, but not limited to, ownership interest, board representation, participation in policy-making processes, material intercompany transactions, commercial relationships, contractual rights, and the relative concentration of ownership among other shareholders. Investments in which the Company does not have the ability to exercise significant influence are accounted for in accordance with ASC 321, Investments – Equity Securities (“ASC 321”).

Investments are accounted for under the cost or equity method of accounting, under which the Company records its proportionate share of the investee’s earnings and losses within earnings and evaluates the investment for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of whether a decline in value is other-than-temporary requires significant judgment regarding the investee’s financial condition, operating performance, business prospects, market conditions, and estimated recoverable value.

Changes in facts and circumstances, including changes in governance rights, ownership structure, commercial arrangements, financing activities, or the investee’s operating performance, could result in changes to management’s conclusions regarding significant influence or impairment and may materially impact the Company’s unaudited condensed consolidated financial statements in future periods.

Contingencies

In the ordinary course of business, we are involved in various legal proceedings that are complex in nature and have outcomes that are difficult to predict. We describe our legal proceedings and other matters that are significant or that we believe could become significant in Note 15 to the unaudited condensed consolidated financial statements. We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred, and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of liability that has been accrued previously or modifications to contingency disclosures that are considered material.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the periods covered by this Quarterly Report, our disclosure controls and procedures were not effective, due to material weaknesses previously identified and included in the Company’s most recent Form 10-K as not yet remediated as of the end of both such periods.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter.

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

In August 2023, prior to the Business Combination, our now wholly-owned subsidiary, Conduit Pharmaceuticals Limited (“CPL”), received a letter from Strand Hanson Limited (“Strand”) claiming it was owed advisory fees pursuant to a previously executed letter. CDT rejected and disputes the substance of the letter in fu l. Fo lowing such rejection, on September 7, 2023, Strand filed a claim in the Business and Property Courts of England and Wales claiming it is entitled to be paid the sum of $2 million and, as a result of the completion of the Business Combination, to be issued 21 shares of common stock. In 2024, the Company offered a $0.4 million settlement to Strand Hanson to avoid expensive litigation, thereby booking an estimated liability of $0.4 million in the accompanying financial statements. On December 8, 2025, the Company and Corvus Capital Limited (“Corvus”) entered into a Sale and Purchase Agreement (the “Agreement”) for the issuance of one of the outstanding shares of CPL held of record by the Company to Corvus. The Company sold CPL, including the potential liability associated with the litigation, to Corvus, a wholly-owned subsidiary of the Company’s Chief Executive Officer for a settlement amount of $7 million that was satisfied through the issuance of shares and pre-funded warrants. On or about January 13, 2026, February 20, 2026 and March 4, 2026, CDT received correspondence from Strand, in which, Strand seeks to recover from CDT a judgment it obtained against CPL from the High Court of England and Wales on December 16, 2025 (the “Judgment”), in the amount of approximately $7 million, plus interest and repayment of a fraction of Strand’s costs. CDT denies any and all liability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of equity securities occurred during the quarter ended March 31, 2026 that were not previously reported.

The Company did not repurchase any of its Common Stock during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three month period ended March 31, 2026, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a “Rule 10-b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Amendment filed with the Delaware Secretary of State on May 15, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 16, 2025).
3.2	Certificate of Amendment filed with the Delaware Secretary of State on August 5, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2025).
3.3	Certificate of Amendment filed with the Delaware Secretary of State on October 8, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 9, 2025).
3.4	Second Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2025).
3.5	Certificate of Amendment filed with the Delaware Secretary of State on March 24, 2026 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 25, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1§	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2§	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
§	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDT EQUITY INC

July 15, 2026	By:	/s/ Dr. Andrew Regan
	Name:	Dr. Andrew Regan
	Title:	Chief Executive Officer
(Principal Executive Officer)

July 15, 2026	By:	/s/ James Bligh
	Name:	James Bligh
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

