Form 10-Q
period 2026-06-30
CDT Equity Inc.
filed 2026-08-12
CIK 1896212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 12, 2026, there were 786,670 shares of common stock, $0.0001 par value (the “Common Stock”) of the registrant issued and outstanding.

CDT EQUITY INC.

Form 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended June 30, 2026 contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. This includes, without limitation, statements regarding the financial position and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors,” those described in our Annual Report on Form 10-K for the year ended December 31, 2025, under “Item 1A. Risk Factors,” filed with the U.S. Securities and Exchange Commission (the “SEC”). You are urged to consider these factors carefully when evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report.

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

CDT EQUITY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$747	$1,509
Prepaid R&D services- related party (see Note 8 and Note 13)	649	881
Prepaid R&D services	387	166
Prepaid expenses and other current assets	1,155	1,823
Total current assets	2,938	4,379
Equity method investments	122,846	-
Operating lease right-of-use assets, net	64	142
Equipment and clinical assets, net	158	269
Prepaid expenses and other long-term assets	702	860
Total assets	$126,708	$5,650
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,725	$1,913
Investment payable	8,000	-
Accrued expenses and other current liabilities	802	538
Accrued litigation liability	9,642	9,594
Operating lease liability, current portion	45	115
Convertible promissory notes payable at fair value	1,137	660
Total current liabilities	23,351	12,820
Derivative warrant liability	264	-
Total liabilities	23,615	12,820

Commitments and contingencies (see Note 15)	-	-

Stockholders’ equity (deficit)
Common stock, par value $0.0001; 250,000,000 shares authorized at June 30, 2026 and December 31, 2025, 631,080 shares and 9,214 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Preferred stock, par value $0.0001; 1,000,000 shares authorized at June 30, 2026 and December 31, 2025; nil shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Additional paid-in capital	179,964	61,171
Accumulated deficit	(77,029)	(68,325)
Accumulated other comprehensive income (loss)	158	(16)
Total stockholders’ equity (deficit)	103,093	(7,170)
Total liabilities and stockholders’ equity (deficit)	$126,708	$5,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months ended June 30,		Six Months ended June 30
	2026	2025	2026	2025
Operating expenses:
Research and development expenses	$302	$1,860	$1,080	$2,776
General and administrative expenses	2,700	3,092	5,578	5,792
Total operating expenses	3,002	4,952	6,658	8,568
Operating loss	(3,002)	(4,952)	(6,658)	(8,568)
Other income (expense):
Other expense, net	(1,536)	(1,023)	(1,826)	(1,992)
Loss on equity method investment	(86)	-	(154)	-
Interest income	-	4	-	12
Interest expense	(17)	(57)	(66)	(233)
Total other expense, net	(1,639)	(1,076)	(2,046)	(2,213)
Net loss	$(4,641)	$(6,028)	$(8,704)	$(10,781)
Basic and diluted net loss per share	$(8.71)	$(10,940.11)	$(28.60)	$(31,615.84)
Basic and diluted weighted-average common shares outstanding	532,999	551	304,293	341
Comprehensive loss:
Foreign currency translation adjustment	(73)	(77)	174	(145)
Total comprehensive loss	$(4,714)	$(6,105)	$(8,530)	$(10,926)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

(in thousands, except share amounts)

	Common stock		Treasury	Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	Stock	capital	deficit	income	(deficit)

Balance at April 1, 2025	315	$-	$-	$36,588	$(33,854)	$346	$3,080
Issuance of common stock for services	129	-	-	740	-	-	740
Issuance of common stock under the ATM Program	593	-	-	3,887	-	-	3,887
Issuance of common stock upon exercise of conversion option	165	-	-	1,873	-	-	1,873
Stock-based compensation	-	-	-	160	-	-	160
Share repurchases	-	-	(106)	-	-	-	(106)
Foreign currency translation adjustment	-	-	-	-	-	(77)	(77)
Net loss	-	-	-	-	(6,028)	-	(6,028)
Balance at June 30, 2025	1,202	$-	$(106)	$43,248	$(39,882)	$269	$3,529

	Common stock		Treasury	Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	Stock	capital	deficit	income	(deficit)

Balance at January 1, 2025	46	$-	$-	$21,894	$(29,101)	$414	$(6,793)
Issuance of common stock for services	210	-	-	2,952	-	-	2,952
Issuance of common stock under the ATM Program	737	-	-	12,055	-	-	12,055
Issuance of Common Stock upon exercise of conversion option	209	-	-	5,953	-	-	5,953
Stock-based compensation	-	-		394	-	-	394
Share repurchases	-	-	(106)				(106)
Foreign currency translation adjustment	-	-		-	-	(145)	(145)
Net loss	-	-		-	(10,781)	-	(10,781)
Balance at June 30, 2025	1,202	$-	(106)	$43,248	$(39,882)	$269	$3,529

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	capital	deficit	income	(deficit)

Balance at April 1, 2026	472,244	$-	$177,608	$(72,388)	$231	$105,451
Issuance of common stock under the ATM Program	28,501	-	355	-	-	355
Issuance of common stock upon exercise of conversion option	127,335	-	1,709	-	-	1,709
Stock-based compensation	-	-	200	-	-	200
Shares issued for equity line of credit	3,000	-	92	-	-	92
Foreign currency translation adjustment	-	-	-	-	(73)	(73)
Net loss	-	-	-	(4,641)	-	(4,641)
Balance at June 30, 2026	631,080	$-	$179,964	$(77,029)	$158	$103,093

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount	capital	deficit	income	(deficit)

Balance at January 1, 2026	9,214	$-	$61,171	$(68,325)	$(16)	$(7,170)
Issuance of common stock for services	2,685	-	530	-	-	530
Issuance of common stock under the ATM Program	28,501	-	355			355
Issuance of common stock upon exercise of conversion option	129,911	-	2,418	-	-	2,418
Stock-based compensation	-	-	398	-	-	398
Shares issued for equity line of credit	3,816	-	92	-	-	92
Issuance of common stock upon investment	2,392	-	622	-	-	622
Issuance of warrants upon investment	-		114,378			114,378
Exercise of warrants attributable to investment	439,821	-	-	-	-	-
Exercise of warrants attributable to the sale of previously controlled subsidiary	14,740	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	174	174
Net loss	-	-	-	(8,704)	-	(8,704)
Balance at June 30, 2026	631,080	$-	$179,964	$(77,029)	$158	$103,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

CDT EQUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,704)	$(10,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on debt extinguishment, net	1,073	(278)
Unrealized foreign exchange (gain) loss	-	(27)
Change in fair value of convertible notes payable	733	2,875
Gain on change in fair value of derivative warrant liability	-	(137)
Loss on equity method investment	154	-
Gain on waiver of accrued interest	-	(371)
Stock-based compensation expense	398	394
Non-cash interest expense	126	224
Non-cash lease expense	70	60
Depreciation expense	12	10
Amortization of financed directors and officers insurance	621	739
Issuance of common stock for services	530	-
Amortization expense	1,008	1,015
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(669)	198
Accounts payable	1,833	(236)
Accrued expenses and other liabilities	446	(136)
Lease liability	(69)	(58)
Net cash flows used in operating activities	(2,438)	(6,509)
Cash flows from investing activities:
Purchases of equipment and clinical assets	-	(405)
Net cash flows used in investing activities	-	(405)
Cash flows from financing activities:
Net proceeds from the issuance of notes payable	1,801	-
Proceeds from issuance of common shares related to the ATM program	355	11,948
Repayment of notes payable – related parties	(482)	(425)
Repayment of notes payable	-	(156)
Repayment of convertible notes payable – related parties	-	(927)
Repayment of convertible notes payable	-	(650)
Purchases of treasury stock		(106)
Net cash flows provided by financing activities	1,674	9,684
Net change in cash and cash equivalents before effect of exchange rate changes	(764)	2,770
Effect of exchange rate changes on cash and cash equivalents	2	8
Net change in cash	(762)	2,778
Cash and cash equivalents at beginning of period	1,509	554
Cash and cash equivalents at end of period	$747	$3,332

Supplemental cash flow information:
Cash paid for interest	$11	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Issuance of common stock upon exercise of conversion option	$2,418	$5,950
Issuance of common stock for services	530	2,951
Issuance of common stock for investment in related party	$622	$-
Deferred cash payable for investment in related party	$8,000	$-
Issuance of pre-funded warrants for investment in related party	$114,378	$-
Issuance of warrants upon the issuance of convertible note	$264	$-

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

On September 25, 2023, the Company’s Common Stock commenced trading on the Nasdaq Capital Market under the symbol “CDT”.

Reverse Stock Splits

The Company completed five reverse stock splits: a 1-for-100 split effective January 24, 2025 (the “January 2025 Reverse Stock Split”), a 1-for-15 split effective May 19, 2025 (the “May 2025 Reverse Stock Split”), a 1-for-8 split effective October 10, 2025 (the “October 2025 Reverse Stock Split”), a 1-for-25 reverse stock split effective March 26, 2026 (the “March 2026 Reverse Stock Split”), and a 1-for-10 reverse stock split effective July 20, 2026 (the “July 2026 Reverse Stock Split”). The January 2025 Reverse Stock Split, May 2025 Reverse Stock Split, October 2025 Reverse Stock Split, March 2026 Reverse Stock Split, and July 2026 are reflected collectively (the “Reverse Stock Splits”). Each split reduced the number of issued and outstanding shares without affecting the number of authorized shares or the par value of the Common Stock. No fractional shares were issued; instead, stockholders received cash in lieu of fractional shares based on the respective post-split closing share prices. All share and per-share information has been retroactively adjusted to reflect the Reverse Stock Splits for all periods presented.

All historical share and per-share amounts reflected throughout the accompanying unaudited consolidated financial statements and related disclosures as of and for the six months ended June 30, 2026 and 2025 have been retroactively adjusted to reflect the January 2025 Reverse Stock Split, May 2025 Reverse Stock Split, October 2025 Reverse Stock Split, March 2026 Reverse Stock Split and July 2026 Reverse Stock Split as if the Reverse Stock Splits occurred as of the earliest period presented.

2. Liquidity and Going Concern

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. Since its inception, the Company has generated significant losses and as of June 30, 2026, the Company had an accumulated deficit of $77.0 million. As of June 30, 2026, the Company had cash and cash equivalents of $0.7 million. For the six months ended June 30, 2026, the Company had net operating losses of $6.7 million, and cash used in operating activities of $2.4 million.

Management has determined that it does not currently have sufficient cash and other sources of liquidity to fund its current business plan. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for at least the next 12 months from the financial statement filing date.

The Company’s expectation is to generate operating losses and negative operating cash flows in the future and will need additional funding to support its current business plan in addition to the funds available from the at the market offering program (the “Sales Agreement”). The Company currently has approximately $73.6 million available funds from the Sales Agreement as of the financial statement release date when accounting for the $2.4 million due to J.J. Astor via the convertible note agreement entered into during the six months ended June 30, 2026 (the “J.J. Astor Note”). The available funds from the Sales Agreement is subject to further reduction in the event of default. However, there is no assurance that such funding will be available when needed. If additional funding is not available when required, the Company would need to delay or curtail its operations and its research and development activities until such funding is received, all of which could have a material adverse effect on the Company and its financial condition. See Note 7 and Note 18 for further discussion of the J.J. Astor Note.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries CDT Equity Limited, formerly Conduit UK Management Ltd. (United Kingdom) and Taamja Limited, formerly Conduit Pharmaceuticals, Ltd. (Cayman Islands). As used herein, references to the “Company” or “CDT” include references to CDT Equity Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Other Risks and Uncertainties

The Company is subject to risks common to companies in the development stage and pharmaceutical industry including, but not limited to, uncertainties related to pre-clinical and clinical outcomes competitor products, regulatory approvals, dependence on key products, dependence on key suppliers and protection of intellectual property rights (see Note 15 for details on a claim against our AZD 1656 co-crystal patent). Clinical assets currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts may require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance and reporting capabilities. Even if the Company’s efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from royalties or product sales.

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

As of June 30, 2026 the Company had three financial liabilities, two warrant liabilities, one of which is immaterial, for which the fair value is determined based on Level 2 and Level 3 inputs, and one convertible note carried at fair value for which the fair value is based on Level 3 inputs. As of December 31, 2025, the Company had two financial liabilities, a warrant liability, which was immaterial, for which the fair value is determined based on Level 2 and Level 3 inputs, and one convertible note  carried at fair value for which the fair value is determined based on Level 3 inputs. The Level 2 inputs are valued based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar instruments in active markets. The Level 3 inputs are based on unobservable inputs and require significant judgment.

Fair Value Option

The Company has elected the fair value measurement option for each convertible debt note with embedded derivatives that would otherwise require bifurcation and has recorded the entire hybrid financial instrument at fair value under the guidance in ASC 825, Financial Instruments. As a result, the March 2026 note (“Ascent Note”) with Ascent Partners LLC (“Ascent”), the June 2026 note (“J.J. Astor Note”) with J.J. Astor & Co. and the A.G.P. Convertible Note was recorded at fair value upon issuance. The notes will subsequently be remeasured at fair value each reporting date until settled or converted. The Company reports interest expense, including accrued interest, related to the convertible debt under the fair value option, separately from within the change in fair value of the convertible debt in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss. Any changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income. During the period ended June 30, 2026, the Company did not record any changes in fair value related to instrument-specific credit risk.

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

Investments are initially recorded at cost and subsequently adjusted to recognize the Company’s share of the investee’s net income or loss, with distributions recorded as reductions to the investment’s carrying amount. The Company records its share of the results of these investees in the unaudited condensed consolidated statements of operations and comprehensive loss.

The Company evaluates its investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any impairment is recognized in earnings for the amount by which the carrying value exceeds fair value and is determined to be other-than-temporary. There was no impairment of Sarborg identified or recorded during the six months ended June 30, 2026.

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

On May 15, 2026, the “Company entered into the second amendment (the “Amendment No. 2”) to the Purchase Agreement, dated January 16, 2026. Pursuant to Amendment No. 2, the parties mutually agreed to set the gross purchase price to be paid without the consent of the Purchaser at any closing of a regular purchase at $0.5 million. Amendment No. 2 also extends the Adjustment Period, as defined in the Purchase Agreement, to such time as the Purchaser has entered into committed and binding trades to sell all of the shares it purchased under the Purchase Agreement.

During April 2026, the Company sold 3,000 shares of the Company’s Common Stock for proceeds of $0.1 million pursuant to the ELOC.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2025, the FASB issued Accounting Standards Update No. 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements (“ASU 2025-11”), to improve the navigability and clarity of interim reporting guidance in the FASB Accounting Standards Codification and clarify when Topic 270 applies. The amendments add a comprehensive list of interim disclosure requirements currently required by GAAP and a new disclosure principle requiring an entity to disclose events since the end of the most recent fiscal year that have a material impact on the entity’s interim financial statements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and after December 15, 2028 for entities other than public business entities. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting ASU 2025-11 on our interim reporting practices and related disclosures.

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

4. Investments

On February 19, 2026, the Company acquired a 20.0% equity interest in Sarborg, a Cayman Islands-based related party, for total consideration of $123 million. Total consideration consisted of 2,392 shares of the Company’s Common Stock, pre-funded warrants to purchase up to 439,915 shares of the Company’s Common Stock and $8 million of cash, payable upon the Company raising no less than $20 million through the use of an at-the-market facility program (the “Sales Agreement”). The Company expects to raise the $20 million and pay the investors of Sarborg the $8 million cash consideration within the next 12 months, subject to equity market conditions and the trading of the Company’s Common Stock.

The pre-funded warrants portion of the consideration transferred have an exercise price of $0.025 per share, subject to adjustment as set forth therein and may not be exercised until such time as the Company obtains the requisite approval from its stockholders in accordance with applicable Nasdaq rules and requirements, including approval for the issuance of the pre-funded warrant shares upon exercise of the pre-funded warrants, as a whole and in the aggregate, in excess of 19.99% of the Common Stock or the voting power that was outstanding on the date of the Securities Purchase Agreement. On March 19, 2026, all 439,915 of the pre-funded warrants were exercised through a cashless exercise into 439,821 shares of the Company’s Common Stock. See Note 16 for further discussion of the pre-funded warrants issued to the investors of Sarborg.

The Company determined that it does have the ability to exercise significant influence over Sarborg through its ownership interest and participation in certain strategic and operating decisions and, accordingly, accounts for this investment under the equity method of accounting in accordance with ASC 323. The Company will account for the investment at its carrying value less any impairment.

For the three and six months ended June 30, 2026, the Company recognized a loss of $0.1 million and $0.2 million, respectively, representing its proportionate share of Sarborg’s results of operations during the three and six months ended June 30, 2026. As of June 30, 2026, the carrying value of the Company’s investment in Sarborg was approximately $122.8 million.

The Company evaluated the equity method investment for impairment as of June 30, 2026, and determined that the decline in the Company’s share price triggered that an impairment indicator was present. Based on the impairment indicator present, the Company evaluated Sarborg for impairment and determined there were no factors present at Sarborg that would indicate an impairment existed as of June 30, 2026. Furthermore, during the six months ended June 30, 2026, Sarborg sold shares to a third party investor at a per share value in excess of the Company’s cost basis in the shares of Sarborg. The Company will continue to periodically assess the equity method investment for impairment and record an impairment if deemed necessary in accordance with ASC 323.

Subsequent to the Company’s review of the transactions and financial statements for the six months ended June 30, 2026, and in conjunction with discussions with the Company’s auditors, management determined that the accounting treatment for the Sarborg transaction requires the filing of Sarborg’s historical financial statements pursuant to applicable SEC reporting requirements. The Company intends to file such historical financial statements in an amendment to the Company’s Current Report on Form 8-K filed on February 24, 2026, and Current Report on Form 8-K filed on July 31, 2026, as promptly as practicable.

The investment in Sarborg has been accounted for using the equity method as follows:

June 30, 2026
Balance as of April 1, 2026	$122,932
Loss on equity investment in Sarborg	(86)
Impairment on equity investment in Sarborg	-
Balance as of June 30, 2026	$122,846

June 30, 2026
Balance as of December 31, 2025	$-
Investment in Sarborg	123,000
Loss on equity investment in Sarborg	(154)
Impairment on equity investment in Sarborg	-
Balance as of June 30, 2026	$122,846

The following table presents the summarized financial information for Sarborg:

June 30, 2026
Current assets	$372
Non-current assets	$65,035
Total assets	$65,407

Current liabilities	$395
Non-current liabilities	195
Total liabilities	$590

Net assets	$64,817
Company share of net assets	$12,963

Revenue	$641
Net loss	$(768)
Company share of net loss	$(154)

5. Fair Value

The following table presents, as of June 30, 2026, the Company’s assets and liabilities subject to measurement at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Liabilities:
Convertible notes payable, at fair value	$-	$-	$1,137	$1,137
Derivative warrant liability	$-	$264	$-	$264
Total Liabilities	$-	$264	$1,137	$1,401

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

The following table presents additional information about the Convertible Notes Payable subject to measurement at fair value on a recurring basis and warrant liabilities, for which the Company used significant unobservable inputs (Level 3) (in thousands):

Convertible Notes Payable
Balance as of December 31, 2025	$660
Fair value at issuance	1,606
Conversion of convertible notes	(681)
Interest expense	126
Cash repayment	(186)
Change in fair value	(388)
Balance as of June 30, 2026	$1,137

During the six months ended June 30, 2026, there were no transfers between Level 1 and Level 2, nor into or out of Level 3.

Convertible Notes Payable

During November 2024, the Company issued to Alliance Global Partners (“A.G.P.”) a convertible promissory note (the “A.G.P. Convertible Note”) in the principal amount of $5.7 million to evidence the A.G.P.’s currently owed deferred commission payable. The A.G.P. Convertible Note has been repaid in full as of June 30, 2026.

As discussed in Note 3 and Note 7, during March 2026, the Company issued to Ascent a convertible promissory note (the “Ascent Note”) in the principal amount of $0.6 million. Subsequently, in June 2026 the Company repaid the outstanding indebtedness of the Ascent Note of $0.4 million and issued the J.J. Astor Note in the principal amount of $2.0 million, and received net proceeds of $1.5 million, funded in two tranches during June 2026.

The Company elected to account for the Ascent Note, the A.G.P. Convertible Note, and the JJ Astor Convertible Note (collectively the “Convertible Notes Payable”) at fair value. The fair value of the Convertible Notes Payable is estimated each period using a discounted cash flow model in conjunction with a Bond plus Call model. Significant estimates in the binomial lattice model include the Company’s stock price, volatility, risk-free rate, corporate bond yield, credit spread, probability of default, and recovery upon default.

The following table outlines the range of significant unobservable inputs used in calculating the fair value of the A.G.P. Convertible Note as of May 29, 2026, when the note was paid off in full, and December 31, 2025:

	May 29, 2026	December 31, 2025
Stock Price	$10.40	$32
Term (years)	0.15	0.40
Corporate bond yield	16.3%	5.5%
Credit Spread	26.2%	26.2%
Probability of default	70%	70%
Recovery upon default	0%	0%
Volatility	194%	135%

Due to the close proximity between the inception of the J.J. Astor Note and June 30, 2026, the Company believes the fair value of the J.J. Astor Note on June 11, 2026 approximates the fair of the J.J. Astor Note on June 30, 2026. As such, the Company did not obtain an additional valuation on June 30, 2026. The following table outlines the range of significant unobservable inputs used in calculating the fair value of the J.J. Astor Note as of June 11, 2026:

June 11, 2026
Stock Price	$7.20
Term (years)	.52
Market yield	30.56%
Probability of default	57.5%
Recovery upon default	20%
Volatility	172%

6. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026	As of December 31, 2025
Prepaid expenses	$436	$833
Tax receivable	167	-
Prepaid directors’ and officers’ insurance	552	990
Total prepaid expenses and other current assets	$1,155	$1,823

Accrued expenses and other current liabilities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026	As of December 31, 2025
Accrued professional fees	$125	$388
Accrued legal contingency	9,642	9,594
HMRC payable	360	136
Investment payable	8,000	-
Accrued board of directors’ fees, year to date	206	-
Accrued other	111	14
Total accrued expenses and other current liabilities	$18,444	$10,132

7. Convertible Notes Payable

A.G.P. Convertible Note

A.G.P was a financial advisor to both Murphy Canyon Acquisition Corp. (“MURF”) and Old Conduit in connection with the merger transaction (the “merger”). Upon the completion of the Merger, A.G.P.: (i) received a cash fee of $6.5 million, 87 shares of Common Stock, and warrants to purchase 4 shares of Common Stock at an exercise price of $160,500 per share pursuant to its engagement agreement with Old Conduit entered into on August 2, 2022, and (ii) agreed to defer payment, to be paid in the future under certain circumstances by a date no later than March 21, 2025, of $5.7 million of fees plus annual interest of 5.5% (the “Deferred Commission Payable”) as a result of its engagement for MURF’s IPO. During the six months ended June 30, 2025, the Company reached an agreement with A.G.P. to waive all previously accrued interest. As such, the Company removed accrued interest of $0.4 million and recorded other income of $0.4 million for the six months ended June 30, 2025.

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

During the three months ended June 30, 2026, the holder of the A.G.P. Convertible Note converted the remaining principal and interest into 127,335 shares of the Company’s Common Stock. Prior to the conversion the A.G.P. Convertible Note was overdue but not considered to be in default by either party.

During the six months ended June 30, 2026, the holder of the A.G.P. Convertible Note converted $2.5 million of principal and interest into 129,911 shares of the Company’s Common Stock.

During the three months ended March 31, 2025, the holder of the A.G.P. Convertible Note converted $0.4 million of principal and interest into 14 shares of the Company’s Common Stock. As of March 31, 2025, the Company’s Common Stock price was trading below the Conversion Price Floor. For the purpose of the March 31, 2025 conversion, the Company waived the Conversion Price Floor and allowed A.G.P. to convert at the prior trading days closing stock price. Upon conversion, the Company recorded a $0.2 million loss on the change in fair value based on the difference between (i) the fair value of the Common Stock issued and (ii) the percentage of total principal and interest converted (6.54%), multiplied by the December 31, 2024 valuation of $3.0 million.

On April 11, 2025, April 16, 2025, June 2, 2025, June 17, 2025, and June 26, 2025, the holder of the A.G.P. Convertible Note converted $ 0.5 million, $0.8 million, $0.1 million,$0.2 million, and $0.2 million of principal and interest into 14, 35, 20, 45, and 5 shares of the Company’s Common Stock, respectively. As of April 16, 2025, the Company’s Common Stock price was trading below the Conversion Price Floor. For the purpose of the April 16, 2025 conversion, the Company waived the Conversion Price Floor and allowed A.G.P. to convert at the April 16, 2025 closing stock price.

On May 29, 2026, the holder of the A.G.P. Convertible Note converted $1.1 million of principal and interest into 113,740 shares of the Company’s Common Stock and the A.G.P. Convertible Note was considered repaid in full.

For the three months ended June 30, 2026, the Company recorded a $28,000 loss in the change in fair value of the A.G.P. Convertible Note and interest expense of approximately $8,000. For the three months ended June 30, 2025, the Company recorded a $0.1 million loss in the change in fair value of the A.G.P. Convertible Note and interest expense of approximately $0.1 million.

For the six months ended June 30, 2026, the Company recorded a $0.1 million loss in the change in fair value of the A.G.P.  Convertible Note and interest expense of approximately $33,000. For the six months ended June 30, 2025, the Company recorded a $0.1 million gain in the change in fair value of the A.G.P. Convertible Note and interest expense of approximately $0.1 million.

As of June 30, 2026, there was no outstanding principal and interest remaining on the A.G.P. Convertible Note.

Ascent Note

On March 3, 2026, the Company issued to Ascent a convertible promissory note, defined above as the Ascent Note, with an aggregate principal amount of $0.6 million , with the Company receiving cash proceeds, net of discounts and fees, of $0.5 million. The Ascent Note had a maturity date of four months from the date of issuance and carried interest at a rate of 10% annually, which is payable monthly from the issuance date of the Note until the sooner of the maturity date or the date the Ascent Note is fully repaid or converted into shares of the Company’s Common Stock.

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

At any time prior to the full payment of the convertible promissory note, Ascent, at its sole discretion, could have elected to have all or any portion of the outstanding principal amount and all interest accrued converted into shares of the Company’s common stock, at a conversion price equal to the lower of the closing price of the Company’s Common Stock on the date shareholder approval is obtained, which has not yet occurred, or the dollar volume-weighted average price of the Company’s Common Stock for the five trading days immediately preceding the date of such delivery. The conversion price is subject to change, proportionate to any stock splits that may occur. The conversion of the convertible promissory could not have occurred prior to the Company having sufficiently authorized shares of common stock to permit the entire conversion of the convertible promissory note. In addition, the conversion of the convertible promissory note could also not have occurred prior to receipt of stockholder approval to provide for such conversion of the convertible promissory note, and subsequent issuance of the Company’s common stock, pursuant to the stockholder approval rules under the rules and regulations of The Nasdaq Stock Market. Further, following Ascent’s ability to convert the convertible promissory note, if at all, Ascent will not be entitled to receive the Company’s common stock upon conversion, if such conversion would result in Ascent owning greater than 9.99% of the Company’s then currently outstanding common stock. Ascent was also entitled to resale registration rights as identified within the convertible promissory note.

During June 2026, with funds received from the J.J Astor Note (see below), the Company repaid $0.5 million of principal and interest against the Ascent Note. No principal or interest remained following the repayment and the Ascent note is considered settled by both parties.

During both the three and six months ended June 30, 2026, the Company recognized approximately $11,000 of contractual interest expense related to the Ascent Note. See Note 3 and Note 5 for further discussion of the Ascent Note.

J.J. Astor Note

On June 11, 2026, the Company issued a senior secured convertible promissory note to J.J. Astor & Co, defined above as the J.J. Astor Note, in the principal amount of $2.0 million with proceeds of $1.5 million, funded in two tranches. On June 30, 2026, the Company amended the agreement to close the second tranche of the loan. The J.J. Astor Note had a maturity date of December 28, 2026, with repayment terms of twenty-four equal weekly installment payments of $82,125 to commence on July 10, 2026.

Repayments may be paid in cash or, at the option of the Company commencing six months following the closing, in shares of the Company’s Common Stock, at a conversion price equal to the greater of: (a) Ninety Percent (90%) of the lowest volume-weighted average price (“VWAP”) of the Company’s Common Stock over the ten consecutive trading days immediately preceding the date of conversion; or (b) the applicable Nasdaq Floor Price (the “Conversion Price Formula”). The conversion price is subject to further adjustments is the Company’s Common Stock is trading below the Nasdaq price floor.

Additionally, the Company issued the Lender, common stock purchase warrants to purchase 91,250 shares of the Company’s Common Stock at an exercise price of $7.20 per share. The Warrants will become exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (such date, the “Stockholder Approval Date”) and will expire five years after the Stockholder Approval Date.

At any time prior to the full payment of the convertible promissory note, J.J., at its sole discretion, can elect to have all or any portion of the then-outstanding balance converted into shares of the Company’s common stock, at a conversion price equal to the greater of 90% of the lowest volume-weighted average price of the Company’s common stock over the ten consecutive trading days immediately preceding the date of conversion or the applicable floor price subject to Nasdaq Rule 5635(d).

The J.J. Astor Note was accounted for under the fair value option elected pursuant to ASC 825 and was initially recognized at its estimated fair value. As a result, the original issue discount and lender-related fees were reflected in the initial fair value measurement and were not separately recognized as debt discounts or debt issuance costs. The Company subsequently remeasured the J.J. Astor Note to fair value at the reporting date, with changes in fair value recognized in earnings, except for the portion attributable to instrument-specific credit risk, which is recognized in other comprehensive income.

During the three and six months ended June 30, 2026, the Company did not recognize interest expense related to the J.J. Astor Note.

Second and Third Amendment to J.J. Astor Convertible Note

On July 31, 2026, the Company entered into a second amendment to the J.J. Astor Note discussed in Footnote 7. The Company failed to make three scheduled weekly installment payments of $82,000 due July 17, July 24, and July 31, 2026, totaling $246,000, and had not filed the required resale registration statement by its deadline.

Under this amendment, the lender agreed to treat these matters as an accommodation, rather than an event of default, but expressly reserved all rights if any future payment default occurs.

In connection with the accommodation, the total principal balance was increased by a $378,000 restructuring premium, to a total amended principal balance due to J.J. Astor of $2.4 million and increased the default interest rate from 19% to 24% per annum upon any future event of default. The amendment reschedules repayment into 23 weekly installments of approximately $104,000 commencing August 19, 2026 through a new maturity date of January 15, 2027. The amendment also updates the registration statement filing requirement deadline to August 31, 2026, with any further delay constituting an immediate event of default.

It increases the required share of the Company’s ATM program net proceeds from offerings due to J.J. Astor to 90% and requires the Company to effect weekly ATM program financing and generate net proceeds of at least $115,000 per week.

The amendment also revised the note’s conversion terms to a conversion price equal to the greater of 70% of the lowest volume-weighted average price of the Company’s common stock over the twenty consecutive trading days immediately preceding the date of conversion or the applicable floor price subject to Nasdaq Rule 5635(d). and requires the Company to seek stockholder approval to increase authorized shares and reserve shares equal to 200% of the amounts issuable upon conversion in full of the amended principal balance.

On August 3, 2026, the Company and J.J. Astor & Co. entered into a third amendment to the Amended Note and Amended Loan Agreement (the “Third Amendment”). Pursuant to the Third Amendment, J.J. Astor advanced $200,000 to the Company, subject to fees, and increased the outstanding principal balance of the Amended Note to approximately $2.5 million. Additionally, the Company has also issued J.J. Astor warrants to purchase up to 37,500 shares of the Company’s common stock at a purchase price of $7.20, in the same form of warrant issued to on June 11, 2026. Moreover, the definition of “Floor Price” in the Amended Note and the Amended Loan Agreement shall be adjusted to equal twenty percent of the lowest volume-weighted average price of the Company’s common stock during the twenty (20) consecutive trading days immediately preceding the date the Floor Price adjusts, which shall adjust every six months commencing December 11, 2026.

The issuance of any or all of the shares under the J.J. Astor Note, including the shares issuable upon exercise of the warrants issued in connection therewith, in the aggregate in excess of 19.99% of the current number of outstanding shares of common stock of the Company is subject to stockholder approval under applicable rules and regulations of The Nasdaq Stock Market LLC, to the extent required by such rules and regulations (“Stockholder Approval”).

See Note 3 and Note 5 for further discussion of the J.J. Astor Note.

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

In consideration of the services, CDT agreed to pay Sarborg an initial cash payment of $0.2 million and $0.2 million payable through the issuance of 1 shares of Common Stock, determined by the closing price on the day preceding the execution of the Sarborg Service Agreement. The initial cash payment of $0.2 million was made on December 20, 2024, and the share of Common Stock was issued on January 17, 2025. Further milestone payments payable in conjunction with the achievement of certain milestones over the term of the Sarborg Service Agreement, totaling up to $1.8 million. Sarborg was reimbursed for pre-approved, necessary, and reasonable out-of-pocket expenses directly incurred in connection with the performance of the services.

The Company made an initial cash payment of $0.2 million and issued 1 share of Common Stock in connection with the Sarborg Service Agreement. These costs were capitalized as prepaid expenses and are being amortized to research and development expense over the initial term of the agreement. No research and development expense was recorded during the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company recorded amortization expense of $0.1 million and $0.2 million, respectively, in research and development expenses in the consolidated statement of operations and comprehensive loss. No prepaid balance remained as of June 30, 2026.

Under the Sarborg Service Agreement, the Company will be provided with a dashboard that will be utilized for both the Company’s existing and future asset portfolio. Specifically, the dashboard includes a clinical trial monitoring functionality and a dynamic pharmaceutical patent landscape module to assess both the Company’s current assets undergoing clinical trials and delisted patents in the marketplace that may be overlooked by other market participants. These features will be used by management to monitor progress, assess trial status, identify new opportunities, and support decision-making across all current and future development programs. The Company assessed the guidance in ASC 730 and determined that $0.4 million of total cost of the acquired asset should be capitalized as the dashboard is considered a purchased diagnostic asset with alternative future use. Management determined that the dashboard has a useful life of two years. The dashboard was placed in service on March 18, 2025. During both the three and six months ended June 30, 2026 the Company recorded $0.1 million in amortization expense. During both the three and six months ended June 30, 2025, the Company recorded $0.1 million in amortization expense.

All other costs under the Sarborg Service Agreement shall be expensed as incurred and recorded within research and development expense in the consolidated statement of operations and comprehensive loss, as the services are designed to aid in the Company’s research and development activities.

There were no payments made to Sarborg related to the Sarborg Service Agreement during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, Sarborg was paid $0.5 million and $1.2 million, respectively, for completed milestones under the Sarborg Service Agreement.

Sarborg Additional Agreement

Effective March 31, 2025, the Company entered into an additional license and use agreement (the “Sarborg Additional Agreement”) with Sarborg, a related party, covering certain additional deliverables and incorporating a new scope of work focused on analysis of the Company’s acquired AstraZeneca assets. The term of the Sarborg Additional Agreement is for six months and provides for the payment, in aggregate, of $2.0 million, which includes an up-front license fee for the term of such agreement, in cash or stock at the Company’s election at the closing price on the day preceding the effective date of such agreement. On March 31, 2025, the Company prepaid $1.65 million of the Sarborg Additional Agreement through the issuance of 61 fully vested unregistered shares of Common Stock. The Company recorded the shares issued under the Sarborg Additional Agreement at their fair value, as determined by the closing price of the Company’s Common Stock on March 30, 2025, $26,698.70. Effective June 24, 2025, the term was extended to be 12 months from the effective date of the Sarborg Additional Agreement at no additional cost to the Company. Effective October 1, 2025, the term was extended to be 12 months from the previous extension date of May 2, 2025 to extend the term of the license to March 31, 2027 at no additional cost to the Company. The Company recorded the fair value of $1.5 million as prepaid within the consolidated balance sheet as of March 31, 2025. For the three and six months ended June 30, 2026, the Company recognized $0.1 million and $0.2 million, respective, in expense related to the amortization of the Sarborg Additional Agreement. During both the three and six months ended June 30, 2025, the Company recorded research and development expense of $0.4 million related to amortization of the Sarborg Additional Agreement.

Sarborg Second Additional Agreement

Effective January 2, 2026, the Company and Sarborg entered into the Second Additional Agreement (the “Second Additional Agreement”). The Second Additional Agreement has a term of six weeks and can be renewed upon the mutual written agreement of both parties. Total consideration payable from the Company to Sarborg totals $0.4 million, with $0.2 million due, and paid, upon execution of the Second Additional Agreement and the remaining balance due as mutually agreed by the parties. During the three and six months ended June 30, 2026, the Company recorded nil and $0.4 million, respectively, of expense related to the Second Additional Agreement.

In total, the Company recorded $0.1 million and $0.6 million, respectively, of research and development expense and amortization for the three and six months ended June 30, 2026, all of which related services and costs incurred through the Sarborg Additional Agreement and the Sarborg Second Additional Agreement, collectively.

In total, the Company recorded $1.6 million and $2.3 million during both the three and six months ended June 30, 2025, all of which related to services and costs incurred through the Sarborg Service Agreement and Sarborg Additional Agreement, collectively.

Manoira Joint Development Agreement

On June 3, 2025, the Company entered into a joint development agreement (the “Joint Development Agreement”) with Manoira Corporation (“Manoira”) for a term of one year, which will be automatically renewed for successive one-year terms unless advance termination notice is provided in accordance with the terms of the Joint Development Agreement. Manoira is an entity controlled by Dr. Andrew Regan, of which he is the sole director, and is therefore considered a related party of the Company. Refer to Note 13 for additional details.

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

Effective June 3, 2025, in exchange for the approximate $0.5 million of consideration to be paid by CDT under the Joint Development Agreement, CDT issued to Manoira 77 shares of its Common Stock, (the “Consideration Shares”) valued at the closing price of the Common Stock immediately preceding execution of the Joint Development Agreement. The Company recorded the shares issued under the Joint Development Agreement at their fair value, as determined by the closing price of the Company’s Common Stock on June 3, 2025, $7,880. The Company recorded the fair value of $0.4 million as prepaid within the unaudited condensed consolidated balance sheets. During the six months ended June 30, 2026, and June 30, 2025 the Company recorded nil of amortization expense as no significant work was performed by Manoira in relation to the Joint Development Agreement.

Through the six months ended June 30, 2026, the Company did not record any amortization expense related to research and development activities.

9. Share Based Compensation

On September 22, 2023, in connection with the Merger, the Company adopted the CDT Equity Inc. 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan became effective upon the closing of the Merger. The 2023 Plan initially provided for the issuance of up to 3 shares of Common Stock. Pursuant to the 2023 Plan’s “evergreen” provision, on February 6, 2025 and January 10, 2024, the Company increased the number of shares of Common Stock available for issuance under the 2023 Plan by 2 and 1 share(s), respectively. The number of authorized shares will automatically increase on January 1, 2026 and continuing annually on each anniversary thereof through (and including) January 1, 2033, equal to the lesser of (i) 5% of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Common Stock as determined by the Board or the applicable committee of the Board. The 2023 Plan allows for awards to be issued to employees and non-employee directors in the form of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units, dividend equivalents, other stock-based, or other cash-based awards.

On August 5, 2025, at the Company’s 2025 Annual Meeting of Stockholders, stockholders approved an amendment and restatement of the Company’s 2023 Stock Incentive Plan (as amended, the “Amended 2023 Stock Incentive Plan”) to authorize an additional 1,000 shares of Common Stock for awards under the Amended 2023 Stock Incentive Plan. The Amended 2023 Stock Incentive Plan was recommended and approved by the Board on July 8, 2025.

On January 1, 2026, in accordance with the 2023 Plan, the number of authorized shares under the 2023 plan increased by 463 shares. As of June 30, 2026, there were 583 shares of Common Stock available for issuance under the 2023 Plan.

Board of Directors Shares

On March 30, 2025, certain non-employee directors elected to receive their unpaid cash retainers due through the period ended June 30, 2025, under the Director Compensation Program, in the form of fully vested shares of Common Stock. In total, $0.1 million of unpaid retainers was settled through the issuance of 5 unregistered shares of Common Stock (the “Retainer Shares”). The Company recorded the Retainer Shares at their fair value, as determined by intraday share prices of the Company’s Common Stock on March 31, 2025. In relation to the Retainer Shares, the Company recorded $0.1 million of expense within general & administration expense in the unaudited condensed consolidated statement of operations and comprehensive loss during the three and six months ended June 30, 2025, respectively.

Stock Options

The Company did not grant stock options during the three and six months ended June 30, 2026 or June 30, 2025.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity for the 2023 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	25	$195,153	7.97	$-
Granted	-	$-	-	$-
Cancelled/forfeited	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at June 30, 2026	25	$195,153	7.97	$-
Exercisable	24	$120,540	8.14	$-
Unvested	1	$1,908,034	7.60	$-

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s Common Stock for those options that had exercise prices lower than the fair value of the Company’s Common Stock. As of June 30, 2026, the total compensation cost related to non-vested option awards not yet recognized was $1.3 million with a weighted average remaining vesting period of 0.88 years.

For the three and six months ended June 30, 2026, there was $0.2 million and $0.4 million, respectively, and for the three and six months ended June 30, 2025, there was $0.2 million and $0.4 million, respectively, recognized for stock-based compensation expense within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.

10. Income Taxes

On July 4, 2025, the United States Congress passed the budget reconciliation bill H.R. 1, known as the One Big Beautiful Bill Act (“OBBBA”). Key provisions include the repeal of Section 174 R&D capitalization requirements, the extension of 100% bonus depreciation, restoration of the Section 163(j) interest limitation to an EBITDA basis, and the introduction of a 1% charitable contribution deduction floor. As of June 30, 2026, the immediate expensing of R&D costs under Section 174, the continuation of 100% bonus depreciation, and the restoration of the EBITDA-based Section 163(j) limitation are expected to decrease cash taxes in the short term and generate a federal net operating loss. These changes did not have a material impact on the Company’s effective tax rate.

For the six months ended June 30, 2026, and 2025, the Company’s effective tax rate was 0.0% due to the current year tax loss and valuation allowance established against the Company’s net deferred tax assets, and due to operating in a zero tax jurisdiction, respectively.

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

During the six months ended June 30, 2026, the Company sold 28,501 shares of the Company’s Common Stock through the Sales Agreement and received proceeds of $0.4 million. During the six months ended June 30, 2025, the Company sold 737 shares of the Company’s Common Stock received proceeds of $11.9 million, net of commissions payable to A.G.P. of $0.4 million.

Investment in Sarborg

As discussed in Note 4, on February 19, 2026, the Company made an investment in Sarborg to acquire 20% of the outstanding shares of Sarborg from its investors. The Company issued Sarborg 2,392 shares of the Company’s Common Stock on February 18, 2026, totaling $0.6 million as a portion of the total consideration transferred for the investment. In connection with the investment in Sarborg, the Company also issued Pre-Funded Warrants to purchase up to 439,915 shares of the Company’s Common Stock at an exercise price of $0.025 per Pre-Funded Warrant. The Pre-Funded Warrants mirror the terms of the Pre-Funded Warrants issued to Corvus and are exercisable at any time on or after shareholder approval (the “Shareholder Approval Date”) and remains outstanding until exercised in full. The exercise price is considered nominal, and the holder is only required to pay the exercise price upon exercise to receive the underlying common shares. The Pre-Funded Warrants do not expire.

On March 19, 2026, all 439,915 of the pre-funded warrants were exercised through a cashless exercise into 439,821 shares of the Company’s Common Stock.

12. Net Loss Per Share Attributable to Common Stockholders

Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would have been anti-dilutive were 33 and 82 as of June 30, 2026 and June 30, 2025, respectively.

13. Related Party Transactions

Corvus Capital Limited

Corvus Capital Limited (“Corvus”) is a significant investor in the Company through subscribing to 1 common share prior to the closing of the Merger on September 22, 2023. The share held by Corvus on the closing date of the Merger were exchanged for shares of Conduit Pharmaceuticals Inc. common stock. The Chief Executive Officer of the Company is also the principal owner of Corvus. Occasionally, Corvus provides advisory services to the Company and is paid a fee for the services. As of June 30, 2026, and December 31, 2025, no advisory fees were due to Corvus.

For the three and six months ended June 30, 2026, the Company incurred director travel expenses payable to of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2025, the Company incurred director travel expenses payable of $0.3 million and $0.3 million, respectively.

Nirland

On August 6, 2024, the Company entered into the August 2024 Nirland Note with Nirland, a related party of the Company. The Company determined that Nirland was a related party due to Nirland’s ownership interest in the Company concurrently with the execution of the August 2024 Nirland Note. Additionally, on October 28, 2024, the Company issued the October 2024 Nirland Note to Nirland, and on October 31, 2024, the Company and Nirland amended the August 2024 Nirland Note, and on November 22, 2024, the Company and Nirland amended the August 2024 Nirland Note for a second time. During the six months ended June 30, 2025, the Company repaid Nirland through conversions and a final cash payment.

Sarborg

On December 12, 2024 and March 31, 2025, the Company entered into the Sarborg Service Agreement and the Sarborg Additional Agreement, respectively. During 2025, the Company and Sarborg also executed the First and Second Addendum to the Sarborg Additional Agreement.

Sarborg is considered to be a related party of CDT, as Dr. Andrew Regan, Chief Executive Officer of CDT, also sits on the board of directors of Sarborg and is a shareholder of Sarborg through his ownership of Corvus, Chele Chiavacci Farley, a director of CDT is also a shareholder of Sarborg and Ulrik Olsen, a director of CDT is also a shareholder of Sarborg.

During the three months ended June 30, 2026 and 2025, the Company recorded $0.1 million and $1.6 million, respectively, as research and development expense related to the Sarborg arrangements. During the six months ended June 30,2026 and 2025, the Company recorded $0.6 million and $2.3 million, respectively, as research and development expense related to the Sarborg arrangements.

On March 31, 2025, the Company issued 61 fully vested unregistered shares of Common Stock to prepay amounts due under the Sarborg Additional Agreement. The shares had a fair value of approximately $1.5 million and were recorded as a prepaid asset within the unaudited condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the remaining prepaid balance was $0.4 million and $0.6 million, respectively. Refer to Note 8 for additional information regarding the Company’s agreements with Sarborg. See Note 4 for discussion of the Company’s investment in Sarborg.

Manoira

On June 3, 2025, the Company entered into a joint development agreement (the “Joint Development Agreement”) with Manoira Corporation. Dr. Andrew Regan, Chief Executive Officer and member of the Board, also is a director and controlling member of Manoira. Through the Joint Development Agreement, the Company and Manoira intend to jointly evaluate AZD1656, and any of its derivatives, as well as AZD5658, in animal health indications and produce transitional data to inform the Company’s human clinical programs while exploring veterinary market opportunities. The Company delivered shares of the Company’s Common Stock worth $0.5 million to Manoira as its contribution to the Joint Development Agreement, with Manoira bearing all subsequent costs incurred during the joint development period. During the six months ended June 30, 2026 and 2025, there were no research and development expenses recorded in the unaudited condensed consolidated statement of operations and comprehensive loss. As of June 30, 2026, the Company has a $0.3 million prepaid expense related to the Joint Development Agreement recorded in the unaudited condensed consolidated balance sheet. As of December 31, 2025, the Company had a $0.3 million prepaid expense related to the Joint Development Agreement recorded in the consolidated balance sheet. Refer to Note 8 for additional details.

14. Other Expense, net

The following table presents other income (expense), net, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Other income:
Unrealized foreign currency transaction gain	$-	$4	$1	$27
Gain on change in fair value of derivative warrant liability	-	7	-	137
Gain on change in fair value of convertible notes payable	-	-	-	-
Interest income	-	4	-	12
Gain on debt extinguishment	-	-	-	278
Gain on waiver of accrued interest	-	-	-	371
Gain on the issuance of shares for services	-	-	-	70
Total other income:	-	15	1	895
Other expense:
Loss on the change in fair value of convertible notes payable	443	1,034	733	2,875
Interest expense	17	57	66	233
Loss on equity method investment	86	-	154	-
Loss on debt extinguishment	1,073		1,073
Other	20	-	21	-
Total other expense	1,639	1,091	2,047	3,108
Total other expense, net	$(1,639)	$(1,076)	$(2,046)	$(2,213)

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

Separately, during November and December 2024, the Company received a letter from St George Street Capital and formal complaints filed with the Intellectual Property Office claiming the Company was incorrectly assigned the US Application, and was not the correct owner, of the AZD 1656 co-crystal patent. In January 2025, Conduit issued a counter statement to the Intellectual Property Office disputing the claim filed by St George Street Capital. The litigation challenges the registration of the patent and the Company does not believe there to be any financial implications from the litigation. As of June 30, 2026, the damages sought by St George Street Capital are non-monetary and the potential contingency is not considered probable. As such, the Company has not accrued a loss contingency in the accompanying unaudited condensed consolidated financial statements. We intend to vigorously defend against these IP claims. Regardless of the eventual outcome, the patent dispute may impact our business due to, among other things, legal costs and the diversion of the attention of our management.

Leases

The Company has a lease agreement for approximately 2,100 square feet of space in Cambridge, England, with a term from March 2024 to January 2027. As of June 30, 2026, the Company has a right-of-use asset of $0.1 million and a corresponding lease liability of $0.1 million recorded on the unaudited condensed consolidated balance sheets. The full balance of the $0.1 million in lease liability is classified as short-term. As of June 30, 2026, the Company has $0.1 million in future minimum lease payments remaining.

16. Warrants

Pre-Funded Warrants – Corvus and Sarborg

In connection with the Sale and Purchase Agreement with Corvus, the Company issued Pre-Funded Warrants to purchase up to 14,743 shares of the Company’s Common Stock at an exercise price of $0.025 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time on or after shareholder approval (the “Shareholder Approval Date”) and remains outstanding until exercised in full. The exercise price is considered nominal, and the holder is only required to pay the exercise price upon exercise to receive the underlying common shares. The Pre-Funded Warrants do not expire.

On March 24, 2026, all 14,743 of the Pre-Funded Warrants were exercised through a cashless exercise into 14,740 shares of the Company’s Common Stock.

In connection with the investment in Sarborg, the Company issued Pre-Funded Warrants to purchase up to 439,915 shares of the Company’s Common Stock at an exercise price of $.025 per Pre-Funded Warrant. The Pre-Funded Warrants mirror the terms of the Pre-Funded Warrants issued to Corvus and are exercisable at any time on or after shareholder approval (the “Shareholder Approval Date”) and remains outstanding until exercised in full. The exercise price is considered nominal, and the holder is only required to pay the exercise price upon exercise to receive the underlying common shares. The Pre-Funded Warrants do not expire.

On March 19, 2026, all 439,915 of the pre-funded warrants were exercised through a cashless exercise into 439,821 shares of the Company’s Common Stock.

Warrants – J.J. Astor Note

On June 11, 2026, in connection with the J.J. Astor Note, the Company issued J.J. Astor, common stock purchase warrants to purchase 91,250 shares of the Company’s Common Stock at an exercise price of $7.20 per share. The Warrants will become exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (such date, the “Stockholder Approval Date”) and will expire five years after the Stockholder Approval Date.

See Note 7 for further discussion of the J.J. Astor Note.

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

The following table presents specific financial data for the Company’s reportable segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2026	2025	2026	2025
Operating expenses:
Research & development expenses-clinical asset development	$185	$222	$447	$411
Research & development expense – related parties	117	1,638	633	2,365

General and administrative expenses – legal & professional fees	300	872	1,013	1,632
General and administrative expenses – accounting & audit fees	639	378	1,348	922
General and administrative expenses – salaries, payroll and stock based compensation	470	751	1,013	1,444
General and administrative expenses - other	1,291	1,091	2,204	1,794
Total operating costs and expenses	3,002	4,952	6,658	8,568
Operating loss	(3,002)	(4,952)	(6,658)	(8,568)
Other income (expenses):
Other expense	(1,536)	(1,023)	(1,826)	(1,992)
Loss on investment	(86)	-	(154)	-
Interest income	-	4	-	12
Interest expense, net	(17)	(57)	(66)	(233)
Total other (expense) income, net	(1,639)	(1,076)	(2,046)	(2,213)
Net loss	$(4,641)	$(6,028)	$(8,704)	$(10,781)

Other segment items consist of the items within Note 13 to the unaudited condensed consolidated financial statements.

18. Subsequent Events

Additional Transaction with Investors of Sarborg Limited

On July 30, 2026, the Company entered into a Securities Purchase Agreement with shareholders of Sarborg. The investors of Sarborg agreed to sell to the Company, and the Company agreed to acquire from the shareholders of Sarborg, an aggregate of 270 shares of Sarborg, representing approximately 4.76% of the outstanding shares of Sarborg.

As consideration for the purchase, the Company has agreed to issue to the shareholders of Sarborg, in the aggregate: pre-funded warrants to purchase up to 12,131,770 shares of the Company’s Common Stock.

The pre-funded warrants portion of the consideration transferred have an exercise price of $0.0001 per share, subject to adjustment as set forth therein and may not be exercised until such time as the Company obtains the requisite approval from its stockholders in accordance with applicable Nasdaq rules and requirements, including approval for the issuance of the pre-funded warrant shares upon exercise of the pre-funded warrants, as a whole and in the aggregate, in excess of 19.99% of the Common Stock or the voting power that was outstanding on the date of the Securities Purchase Agreement.

Variation Agreement with NJS Foresight Bio-Advisory

On July 30, 2026, the Company agreed to a variation of the previous agreement with NJS Foresight Bio-Advisory (“NJS”) to compensate NJS with an additional $0.1 million, payable with 33,582 shares of the Company’s Common Stock for services performed to date. All shares are fully vested, fully paid and nonassessable upon issuance.

Variation Agreement with Thesprogen

On July 30, 2026, the Company agreed to a variation of the previous agreement with Thesprogen to compensate Thesprogen with an additional $0.1 million, payable with 33,582 shares of the Company’s Common Stock for services performed to date. All shares are fully vested, fully paid and nonassessable upon issuance.

Amendment to Letter Agreement with Maxim Group LLC

On July 29, 2026, the Company and Maxim entered into an amendment to the original agreement dated February 6, 2026. The amendment updated the first sentence of section 3(b) of the original agreement which stated the Company will issue Maxim or its designees 13,000 shares of the Company’s Common Stock is replaced with the Company will issue Maxim or its designees 25,000 shares of the Company’s Common Stock.

Consulting Agreement with EX-ANIMO LTD

On July 24, 2026, the Company and EX ANIMO Ltd (“EX-ANIMO”) entered into a consulting agreement. The Company agreed to issue $0.1 million of the Company’s Common Stock, totaling 32,110 shares, in exchange for consulting services to be rendered.

Shares Issued for Legal Services

On July 30, 2026, the Company issued 31,373 shares of the Company’s Common Stock for to a legal service provider for services rendered during July 2026.

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

On December 12, 2024, Sarborg and the Company entered into an agreement (the “Sarborg Agreement”) designed to address longstanding challenges in the pharmaceutical sector, in particular by reducing human error in critical decision-making processes in both clinical development and asset identification. By integrating Sarborg’s signature intelligence technology, the Company aims to enhance efficiency, lower costs, and accelerate timelines by minimizing human intervention, ultimately optimizing the drug development cycle and giving the Company a competitive advantage in the sector. Through this relationship, the Company will gain access to cutting-edge predictive models and dashboards, enabling the Company to evaluate drug candidates, streamline clinical trials, and optimize asset management with real-time data. These tools will drive faster, more accurate decisions, improving efficiency and reducing costs. By leveraging these insights, the Company can differentiate itself in a competitive sector and gain unique data-driven insights that position the Company for success across both its current and future asset portfolio. Our collaboration with Sarborg enables us to apply proprietary algorithms utilizing AI-powered disease mapping to identify novel re-purposing opportunities across a database of more than 3,000 disease signatures. Sarborg’s insights have directly informed two new combination patent filings, strengthening our intellectual property portfolio. In addition, the Company has initiated pre-clinical in-vitro models to explore new indications, guided by AI-insights without human intervention. We will seek an exit through third-party license deals following successful in vitro and in vivo pre-clinical trials, entering into agreements with third parties to pursue further development, FDA approval, commercialization, and marketing of our assets. We continue to evaluate novel artificial intelligence and cybernetics approaches to drug re-purposing, intellectual property, and asset selection to give the Company a competitive advantage. Sarborg is considered to be a related party of CDT, as Dr. Andrew Regan, Chief Executive Officer of CDT, also sits on the board of directors of Sarborg and is a shareholder of Sarborg through his ownership of Corvus, Chele Chiavacci Farley, a director of CDT is also a shareholder of Sarborg and Ulrik Olsen, a director of CDT is also a shareholder of Sarborg.

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

Reverse Stock Split

The Company effected five reverse stock splits of its common stock pursuant to amendments to the Company’s Second Amended and Restated Certificate of Incorporation that were previously approved by the Company’s stockholders and authorized by the Board of Directors. The reverse stock splits were implemented as follows: a 1-for-100 reverse stock split effective January 24, 2025, a 1-for-15 reverse stock split effective May 19, 2025, a 1-for-8 reverse stock split effective October 10, 2025, a 1-for-25 reverse stock split effective March 26, 2026, a 1-for-10 reverse stock split effective July 20, 2026.

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

Reverse stock splits were applied sequentially at their respective effective dates (resulting in a cumulative effect equivalent to an approximate 1-for-3,000,000 reverse stock split).

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

As a result of the aggregate of the reverse stock splits, every 3,000,000 shares of our common stock issued or outstanding were automatically reclassified into and became one new share of common stock. The number of our issued and outstanding shares of common stock, when accounting for the reverse stock splits, was 631,080 and 9,214 shares as of June 30, 2026 and December 31, 2025, respectively.

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

We incurred approximately $0.3 million and $1.1 million on research and development activities during the three and six months ended June 30, 2026, respectively. We incurred approximately $1.8 million and $2.8 million on research and development activities during the three and six months ended June 30, 2025, respectively. Our research and development activities have been focused on developing co-crystals of AZD1656 to increase patent life as well as purchasing technology to help us determine the feasibility that AZD1656, and potentially other de-prioritized assets, may reach commercialization. Some of this work was completed by third-party CROs but all intellectual property is retained by us. We currently have one pending international patent application and two pending national patent applications. The successful completion of clinical trials increases the value of clinical assets and may lead to the commercialization and/or licensing of such assets to other pharmaceutical companies. There is no assurance that any clinical trials on the assets owned or licensed by us will be successful.

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

Other Income (Expenses)

Other income (expenses), net

Other income (expenses), net consists of change in the fair value of options, change in fair value of convertible notes and expense incurred upon the issuance of warrants during the six months ended June 30, 2026.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2026	2025	2026	2025
Operating expenses:
Research and development expenses	$302	$1,860	$1,080	$2,776
General and administrative expenses	2,700	3,092	5,578	5,792
Total operating costs and expenses	3,002	4,952	6,658	8,568
Operating loss	(3,002)	(4,952)	(6,658)	(8,568)
Other expenses:
Other expense, net	(1,536)	(1,023)	(1,826)	(1,992)
Loss on equity method investment	(86)	-	(154)	-
Interest income	-	4	-	12
Interest expense, net	(17)	(57)	(66)	(233)
Total other expense, net	(1,639)	(1,076)	(2,046)	(2,213)
Net loss	$(4,641)	$(6,028)	$(8,704)	$(10,781)

Comparison of the Three Months Ended June 30, 2026 and 2025

Research and Development Expenses

	Three Months ended June 30,		Change
(Dollar amounts in thousands)	2026	2025	Amount	%
Research and development expenses	$302	$1,860	$(1,558)	(84)%

Research and development expenses decreased by $1.6 million, or 84%, to $0.3 million for the three months ended June 30, 2026, as compared to $1.9 million for the three months ended June 30, 2025. The decrease was primarily attributable to a $1.5 million decrease in expense related to our transactions with Sarborg and a $0.1 million decrease related to the Thesprogen agreement during the three months ended June 30, 2026.

General and Administrative Expenses

	Three Months ended June 30,		Change
(Dollar amounts in thousands)	2026	2025	Amount	%
General and administrative expenses	$2,700	$3,092	$(392)	(13)%

General and administrative expenses decreased by $0.4 million, or 13%, to $2.7 million for the three months ended June 30, 2026, compared to $3.1 million for the three months ended June 30, 2025. The decrease was primarily driven by a $0.6 million decrease in legal and professional fees, and a $0.3 million decrease in salaries and stock-based compensation and $0.1 million decrease in insurance expense, partially offset by a $0.3 million increase in audit and accounting fees and a $0.3 million increase in other general and administrative expenses.

Other Expense, Net

	Three Months ended June 30,		Change
(Dollar amounts in thousands)	2026	2025	Amount	%
Other expense, net	$(1,536)	$(1,023)	$513	50%

Other expense, net increased by $0.5 million or 50%, to $1.5 million for the three months ended June 30, 2026, compared to $1.0 million for the three months ended June 30, 2025. The increase was primarily driven by a decrease of $0.2 million of expense related to conversions and changes in fair value of convertible notes payable and a $0.3 million change in loss upon debt extinguishment.

For further details refer to Note 14 in the unaudited condensed consolidated financial statements included elsewhere in this document.

Loss on Investment

	Three Months ended June 30,		Change
(Dollar amounts in thousands)	2026	2025	Amount	%
Loss on investment	$(86)	$-	$(86)	100%

Loss on equity method investments was $0.1 million for the three months ended June 30, 2026. The loss was driven by a loss on the change in the carrying value of our investment in Sarborg with no comparable activity during the three months ended June 30, 2025.

Interest Expense, Net

	Three Months ended June 30,		Change
(Dollar amounts in thousands)	2026	2025	Amount	%
Interest expense, net	$(17)	$(57)	$40	(70)%

Interest expense, net decreased by $40,000, or 70%, to $17,000 for the three months ended June 30, 2026, as compared to $57,000 for the three months ended June 30, 2025. The decrease was driven by a decrease of the principal outstanding on the A.G.P. Convertible Note as a result of conversions and settlement during the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

Research and Development Expenses

	Six Months ended June 30,		Change
(Dollar amounts in thousands)	2026	2025	Amount	%
Research and development expenses	$1,080	$2,776	$(1,696)	(61)%

Research and development expenses decreased by $1.7 million, or 61%, to $1.1 million for the six months ended June 30, 2026, as compared to $2.8 million for the six months ended June 30, 2025. The decrease was primarily attributable to a $1.7 million decrease in expense related to research and development activity with Sarborg.

General and Administrative Expenses

	Six Months ended June 30,		Change
(Dollar amounts in thousands)	2026	2025	Amount	%
General and administrative expenses	$5,578	$5,792	$(214)	(4)%

General and administrative expenses decreased by $0.2 million, or 4%, to $5.6 million for the six months ended June 30, 2026, compared to $5.8 million for the six months ended June 30, 2025. The decrease was primarily driven by a $0.6 million decrease in legal and professional fees, and a $0.4 million decrease in salaries and stock-based compensation and $0.1 million decrease in insurance expense, partially offset by a $0.4 million increase in audit and accounting fees, a $0.1 million increase in travel expenses, and a $0.4 million increase in other general and administrative expenses.

Other Expense, Net

	Six Months ended June 30,		Change
(Dollar amounts in thousands)	2026	2025	Amount	%
Other expense, net	$(1,826)	$(1,992)	$(166)	(8)%

Other expense, net decreased by $0.2 million or 8%, to $1.8 million for the six months ended June 30, 2026, compared to $2.0 million for the six months ended June 30, 2025. The decrease was primarily driven by a decrease of $0.9 million of expense for the net changes in fair value, loss upon conversion and extinguishment of convertible notes payable, partially offset by a decrease of $0.4 million in the gain upon a waiver of accrued interest, $0.1 million change on the gain on change in the fair value of warrants, and a $0.1 million change on the gain on the issuance of shares for services.

For further details refer to Note 14 in the unaudited condensed consolidated financial statements included elsewhere in this document.

Loss on Investment

	Six Months ended June 30,		Change
(Dollar amounts in thousands)	2026	2025	Amount	%
Loss on investment	$(154)	$-	$(154)	100%

Loss on equity method investments was $0.2 million for the six months ended June 30, 2026. The loss was driven by a loss on the change in the carrying value of our investment in Sarborg with no comparable activity during the six months ended June 30, 2025.

Interest Expense, Net

	Six Months ended June 30,		Change
(Dollar amounts in thousands)	2026	2025	Amount	%
Interest expense, net	$(66)	$(233)	$(167)	(72)%

Interest expense, net decreased by $167,000, or 72%, to $66,000 for the six months ended June 30, 2026, as compared to $233,000 for the six months ended June 30, 2025. The decrease was driven by a $102,000 million decrease of the from a decrease in the principal outstanding on the A.G.P. Convertible Note due to conversions and settlement during the six months ended June 30 2026, a $33,000 decrease as a result of the settlement of the August 2024 Nirland Note and October 2025 Nirland Note during the six months ended June 30, 2025, and a decrease of $65,000 million of debt issuance cost amortization related to the Convertible Promissory Note Payable, partially offset by $28,000 of interest expense related to the Ascent Note which was entered into during the three months ended June 30, 2026.

Liquidity and Capital Resources

Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Since our inception, and in line with our growth strategy, we have prepared our financial statements assuming we will continue as a going concern. Since our inception, we have incurred net losses and experienced negative cash flows from operations. To date, our primary sources of capital have been through convertible debt, private placements of equity securities and the Sales Agreement with A.G.P. During the six months ended June 30, 2026 and 2025, we incurred operating losses of $6.7 million and $8.6 million, respectively.

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

As consideration for the purchase, the Company has agreed to issue to the investors, in the aggregate: (i) 2,392 shares of the Company’s Common Stock, exercise price of $0.025 per share and (ii) pre-funded warrants to purchase up to 439,915 shares of Common Stock. In addition, the Company has agreed to pay Sarborg cash consideration of $8 million, with the cash portion of the consideration deferred until such time as the Company raises no less than $20 million through the use of an at-the-market facility program. As of June 30, 2026, the $8 million cash portion of consideration for our investment in Sarborg was still outstanding. We expect to raise the funds through an at-the-market facility program and repay the $8 million within 12 months of the issuance of the financial statements.

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

During the six months ended June 30, 2026, the holder of the A.G.P. Convertible Note converted the remaining $2.5 million of principal and interest into 129,911 shares of the Company’s Common Stock.

J.J. Astor Note

Senior Secured Promissory Note with J.J. Astor

On June 11, 2026, the Company issued a senior secured convertible promissory note (the “Note”) to J.J. Astor & Co. (the “Lender”), in the principal amount of $2.0 million. The Company will receive net proceeds of $1.5 million, before deduction of closing fees and was funded in two tranches.

The Note is payable to the Lender over twenty-four equal weekly installments of $82,000 commencing on July 10, 2026, which may be paid in cash or, at the option of the Company once an applicable resale registration statement is declared effective by the Securities and Exchange Commission covering the resale of any shares of the Company’s common stock, par value $0.0001 per share that may be received on such conversion.

Additionally, the Company issued the Lender, common stock purchase warrants to purchase 91,250 shares of the Company’s Common Stock at an exercise price of $7.20 per share. The Warrants will become exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (such date, the “Stockholder Approval Date”) and will expire five years after the Stockholder Approval Date.

Second Amendment to J.J. Astor Convertible Note

On July 31, 2026, the Company entered into a second amendment to the J.J. Astor Note discussed in Footnote 7. The Company failed to make three scheduled weekly installment payments of $82,000 due July 17, July 24, and July 31, 2026, totaling $246,000, and had not filed the required resale registration statement by its deadline.

Under this amendment, the lender agreed to treat these matters as an accommodation, rather than an event of default, but expressly reserved all rights if any future payment default occurs.

In connection with the accommodation, the total principal balance was increased by a $378,000 restructuring premium, to a total amended principal balance due to J.J. Astor of $2.3 million and increased the default interest rate from 19% to 24% per annum upon any future event of default. The J.J. Astor Note is now payable in 23 weekly installments of approximately $104,000 commencing August 14, 2026 through a new maturity date of January 15, 2027.

See Note 7 for further discussion of the J.J. Astor Note.

Working Capital

We currently anticipate that cash required for working capital for the next 12 months is approximately $21.0 million, which includes forecasted research and development costs of $40,000 forecasted general and administrative costs of $6.1 million, current liabilities of $12.5 million and convertible promissory notes payable, if not converted prior to maturity of $2.4 million. We do not anticipate being able to fund required working capital for the next 12 months with cash and cash equivalents on hand and current borrowings. Management believes that we will be able to fund cash required for the next 12 months through borrowings and equity raises. We have historically been able to access funds through the issuance of debt, and more recently our at the market offering program through the Sales Agreement and believe we can continue to obtain funding through such debt financing agreements and Sales agreement as needed to meet cash requirements for the next 12 months.

Cash Flows

The following table sets forth our cash flows for the period indicated (in thousands):

	Six Months ended June 30,
	2026	2025
Net cash provided (used in) by:
Operating Activities	$(2,438)	$(6,509)
Investing Activities	-	(405)
Financing Activities	1,674	9,684
Effect of exchange rate changes on cash and cash equivalents	2	8
Net (decrease) increase in cash and cash equivalents	$(762)	$2,778

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026, was $2.4 million, resulting primarily from a net loss of $8.7 million, adjusted for non-cash items including: a $0.7 million loss on the change in fair value of convertible notes payable, $1.0 million of amortization expense, $0.5 million issuance of common stock for services, $0.6 million of amortization of directors and officers insurance, $0.4 million of stock-based compensation, $1.1 million loss on debt extinguishment, $0.2 million loss on equity method investment, $0.1 million of non-cash lease expense, $0.1 million of non-cash interest expense and a $1.5 million cash inflow from operating assets and liabilities. The $1.5 million cash inflow from operating assets and liabilities is primarily due to a $1.8 million cash inflow from accounts payable, a $0.4 million cash inflow from accrued expenses, partially offset by a $0.7 million cash outflow from prepaid expenses and other current assets and a $0.1 million cash outflow from operating lease liabilities.

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

Cash Flows Used in Investing Activities

No cash was used in investing activities for the six months ended June 30, 2026.

Net cash used in investing activities for the six months ended June 30, 2025, was $0.4 million, resulting from $0.4 million in diagnostic asset purchases and purchases of property, plant and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026, was $1.7 million, resulting from proceeds received from the issuance of convertible notes payable of $1.8 million, and from proceeds from the issuance of common shares related to the ATM program of $0.4 million, partially offset by repayments of notes payable to related parties of $0.5 million.

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

The Company’s current investment is accounted for under the equity method of accounting, under which the Company records its proportionate share of the investee’s earnings and losses within earnings and evaluates the investment for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of whether a decline in value is other-than-temporary requires significant judgment regarding the investee’s financial condition, operating performance, business prospects, market conditions, and estimated recoverable value.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the periods covered by this Quarterly Report, our disclosure controls and procedures were not effective, due to material weaknesses previously identified and included in the Company’s most recent Form 10-K as not yet remediated as of the end of both such periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of equity securities occurred during the quarter ended June 30, 2026 that were not previously reported.

The Company did not repurchase any of its Common Stock during the six months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended June 30, 2026, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a “Rule 10-b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Amendment filed with the Delaware Secretary of State on May 15, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 16, 2025).
3.2	Certificate of Amendment filed with the Delaware Secretary of State on August 5, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2025).
3.3	Certificate of Amendment filed with the Delaware Secretary of State on October 8, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 9, 2025).
3.4	Second Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2025).
3.5	Certificate of Amendment filed with the Delaware Secretary of State on March 24, 2026 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 25, 2026).
3.6	Certificate of Amendment filed with the Delaware Secretary of State on July 15, 2026 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 16, 2026).
10.1	Form of Amendment to Senior Secured Convertible Promissory Note, dated May 15, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2026).
10.2	Form of Amendment No. 2 to Equity Purchase Agreement, dated May 15, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2026).
10.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 16, 2026).
10.4	Loan Agreement, dated June 11, 2026, by and between the Company and the Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2026).
10.5	Registration Rights Agreement, dated June 11, 2026, by and among the Company and the Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2026).
10.6	Form of Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 16, 2026).
10.7	Pledge and Security Agreement, dated June 11, 2026, by and between the Company and the Lender (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 16, 2026).
10.8	Guaranty Agreement, dated June 11, 2026, by and between the Company, Subsidiary, and the Lender (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 16, 2026).
10.9	Form of Amended and Restated Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2026).
10.10	Amended and Restated Loan Agreement, dated June 30, 2026, by and between the Company and the Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1§	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2§	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
§	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDT EQUITY INC

August 12, 2026	By:	/s/ Dr. Andrew Regan
	Name:	Dr. Andrew Regan
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 12, 2026	By:	/s/ James Bligh
	Name:	James Bligh
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

